Form 10-Q
period 2012-06-30
AUDIENCE INC
filed 2012-08-07
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35528

AUDIENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-2061537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Clyde Avenue Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 254-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at June 30, 2012 was: 20,336,858.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

Audience, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$112,578	$15,983
Restricted cash	40	40
Accounts receivable, net of allowance for sales returns of $3 and $0, respectively	9,705	8,465
Inventories	18,530	20,242
Prepaid expenses and other current assets	2,500	2,659

Total current assets	143,353	47,389
Property and equipment, net	3,621	2,237
Long-term deposit	785	69
Restricted cash—noncurrent portion	170	170

Total assets	$147,929	$49,865

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Equipment leasing	$—	$103
Accounts payable	7,027	7,711
Accrued and other current liabilities	5,427	4,405
Deferred credits and income	522	474

Total current liabilities	12,976	12,693
Deferred rent—noncurrent portion	66	132
Convertible preferred stock warrant liability	—	1,137

Total liabilities	13,042	13,962

Commitments and contingencies (Note 7)
Convertible preferred stock:
$0.001 par value—no shares authorized, issued or outstanding at June 30, 2012; 400,424,913 shares authorized and 13,205,180 shares issued and outstanding at December 31, 2011	—	74,348
Stockholders’ equity (deficit):
Preferred stock:
$0.001 par value—50,000,000 shares authorized and no shares issued and outstanding at June 30, 2012; no shares authorized, issued or outstanding at December 31, 2011	—	—
Common stock:
$0.001 par value—500,000,000 shares authorized and 20,336,858 shares issued and outstanding at June 30, 2012; 600,000,000 shares authorized and 1,023,736 shares issued and outstanding at December 31, 2011	20	1
Additional paid-in capital	168,520	3,732
Accumulated other comprehensive income (loss)	—	(31)
Accumulated deficit	(33,653)	(42,147)

Total stockholders’ equity (deficit)	134,887	(38,445)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$147,929	$49,865

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of comprehensive income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Hardware	$21,144	$24,870	$40,553	$53,410
Licensing	12,213	—	23,912	—

Total revenue	33,357	24,870	64,465	53,410
Cost of revenue	12,618	11,533	26,037	21,947

Gross profit	20,739	13,337	38,428	31,463
Operating expenses:
Research and development	7,878	5,183	13,546	10,217
Selling, general and administrative	8,147	5,081	15,671	9,050

Total operating expenses	16,025	10,264	29,217	19,267

Income from operations	4,714	3,073	9,211	12,196
Interest income (expense), net	10	(2)	13	(5)
Other income (expense), net	(257)	(321)	(465)	(658)

Income before income taxes	4,467	2,750	8,759	11,533
Provision for income taxes	(142)	—	(265)	—

Net income	$4,325	$2,750	$8,494	$11,533

Net income per share:
Basic	$0.20	$0.09	$0.39	$0.61

Diluted	$0.17	$0.07	$0.33	$0.51

Weighted average shares used in computing net income per share:
Basic	11,343	918	6,202	895

Diluted	14,330	3,591	9,211	3,569

Other comprehensive income (loss):
Foreign currency translation adjustments	$83	$(18)	$31	$(21)

Net comprehensive income	$4,408	$2,732	$8,525	$11,512

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$8,494	$11,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	630	360
Change in inventory reserves	370	(49)
Change in fair value of convertible preferred stock warrants	290	658
Stock-based compensation	1,128	401
Changes in assets and liabilities:
Accounts receivable	(1,240)	(5,357)
Inventories	1,342	(34)
Prepaid expenses and other assets	(2,018)	194
Accounts payable	(809)	(4,143)
Accrued and other liabilities	1,019	823
Deferred credits and income	(17)	915

Net cash provided by operating activities	9,189	5,301

Cash flows from investing activities
Purchases of property and equipment	(2,015)	(925)

Net cash used in investing activities	(2,015)	(925)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	91,548	—
Proceeds from exercise of preferred stock warrants	400	—
Proceeds from exercise of stock options	484	131
Payment in connection with initial public offering costs	(2,940)	(52)
Repayment of equipment term loan	(102)	(69)

Net cash provided by financing activities	89,390	10

Effect of exchange rate change on cash and cash equivalents	31	(20)

Net increase in cash and cash equivalents	96,595	4,366
Cash and cash equivalents
Beginning of period	15,983	12,095

End of period	$112,578	$16,461

Supplemental disclosure of noncash financing activities:
Conversion of convertible preferred stock to common stock	$74,348	$—
Conversion of preferred stock warrants to common stock warrants	$23	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Audience, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1. Formation and business of Audience, Inc.

Audience, Inc. (we or us) was incorporated in the State of California in July 2000 and subsequently reincorporated in the State of Delaware in June 2011. In June 2002, we changed our name from Applied Neurosystems Corporation to Audience, Inc. We provide intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices.

We outsource the manufacture of our voice and audio processors to independent foundries and use third parties for assembly, packaging and test. We sell our voice and audio processors globally, directly to original equipment manufacturers (OEMs) and their contract manufacturers (CMs) and indirectly through distributors. We also earn royalties on mobile phones integrating our licensed semiconductor intellectual property (processor IP). We began to recognize royalty revenue in 2012.

On May 15, 2012, we closed our initial public offering (IPO) of 6,060,707 shares of our common stock inclusive of 270,180 shares of common stock sold by certain selling stockholders and the 790,527 shares of underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering to us were $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us was approximately $91.5 million before offering expenses. We also received $81,000 from the stock options exercised by certain selling stockholders. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock converted into shares of common stock on a one to one basis and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended with the U.S. Securities and Exchange Commission (SEC) on May 10, 2012 (Prospectus). Our accounting policies are described in the “Notes to consolidated financial statements” in our Prospectus and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year or for any other sub sequent interim period.

Basis of consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of our subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expenses), net in the condensed consolidated statements of income.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts receivable and sales returns, inventory write downs, useful lives of long-lived assets, valuation of deferred tax assets and uncertain tax positions, the measurement of stock-based compensation, the valuation of our various equity instruments, litigation investigation and settlement costs and other contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Concentration of risk

As of June 30, 2012, four customers accounted for 49%, 23%, 11% and 10% of total accounts receivable. As of December 31, 2011, two customers comprised 74% and 15% of total accounts receivable, respectively.

For the three and six months ended June 30, 2012, Foxconn International Holdings, Ltd. and its affiliates (collectively, Foxconn), a CM, accounted for 14% and 16% of our total revenue, respectively, and 81% and 79% of our total revenue for the three and six months ended June 30, 2011, respectively. Samsung Electronics Co., Ltd (Samsung), one of our OEMs, accounted for 42% and 39% of our total revenue for the three and six months ended June 30, 2012, respectively, and 16% and 10% of our total revenue for the three and six months ended June 30, 2011, respectively. Protek (Shanghai) Limited and its affiliates (collectively, Protek), a CM, accounted for less than 10% of our total revenue for both the three and six months ended June 30, 2012, and 0% and 10% of our total revenue for the three and six months ended June 30, 2011, respectively. In addition, our largest OEM transitioned the majority portion of their business from the purchase of our processors to licensing of our processor IP for a royalty. We began to recognize royalty revenue in 2012, which accounted for 37% of our total revenue for both the three and six months ended June 30, 2012. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and six months ended June 30, 2012 and 2011.

Deferred initial public offering costs

Deferred IPO costs, consisting of legal, accounting and other fees and costs, were capitalized and included in “Prepaid and other current assets” on our consolidated balance sheet for periods presented prior to May 2012. Upon closing of our IPO on May 15, 2012, the aggregate deferred offering costs of $4.5 million were reclassified to stockholders’ equity.

Revenue recognition

We derive revenue from the direct sale of voice and audio processors to CMs and OEMs and indirect sales of processors to OEMs through distributors. We recognize revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. These criteria are usually met when our processors are shipped to an OEM under our shipping terms, which are typically FOB (INCOTERMS 2000) shipping point. We also ship a significant portion of our products to the inventory hubs of CMs and recognize the related revenue as the CMs notify us in writing that they have drawn our products from the hub, at which point delivery and transfer of title and risk of ownership has occurred.

Although we do not recognize revenue from sales to our distributors upon shipment, the title and the risk of ownership for the products transfer to the distributor upon shipment as the shipping terms are typically FOB shipping point and the distributor is obligated to pay for the products at that time. We do not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, we have occasionally accepted returns from distributors. As a result, we defer revenue recognition, adjustments to revenue and the related costs of revenue until the distributor notifies us in writing of their resale of the products. The amounts billed to distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by the distributors, are included on our consolidated balance sheets under “Deferred credits and income.” We take into account the inventories held by our distributors in determining the appropriate level of provision for excess and obsolete inventory.

We earn royalties on mobile phones integrating our licensed processor IP. We recognize royalty revenue based on mobile phone shipments reported during the quarter in which we receive the report, assuming that all other revenue recognition criteria are met at that time because we do not have other evidence to reasonably estimate the amount of royalties due. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular quarter in which our processor IP is integrated at the agreed-upon royalty rate. We began to recognize royalty revenue in 2012.

Litigation, investigation and settlement costs

From time to time, we are involved in legal actions and/or investigations by regulatory bodies. There are many uncertainties associated with any litigation, and we cannot be certain that these actions or other third party claims against us will be resolved without costly investigation, defense, substantial settlement payments and/or judgments. If any of these were to occur, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation is probable, and we can reasonably estimate the loss associated with such events, we record the loss in accordance with U.S. GAAP. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional cost.

Recent accounting pronouncements

In May 2011, the FASB amended its guidance related to fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the updated guidance should not result in a change in the application of previous fair value measurement guidance. We adopted this guidance prospectively beginning in the three months ended March 31, 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations or our cash flows.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This update gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance retrospectively effective in the three months ended March 31, 2012. Other than requiring additional disclosures, the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to re-deliberate whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued guidance on “Disclosures about Offsetting Assets and Liabilities” which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the financial statements of the entity can understand the effect that offsetting has on the financial position of the entity. This guidance is effective for annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3. Consolidated balance sheet components

Inventories

Inventories as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Work in progress	$3,077	$8,684
Finished goods	15,453	11,558

Total inventory	$18,530	$20,242

Property and equipment

Property and equipment, net as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Computers and equipment	$2,110	$1,640
Machinery and equipment	2,599	1,414
Software	673	581
Furniture and fixtures	432	401
Leasehold improvements	644	431

Gross property and equipment	6,458	4,467
Accumulated depreciation and amortization	(2,837)	(2,230)

Property and equipment, net	$3,621	$2,237

Depreciation and amortization expense for the three and six months ended June 30, 2012 was $346,000 and $630,000, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2011 was $191,000 and $360,000, respectively.

Accrued and other current liabilities

Accrued and other current liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Compensation	$2,937	$2,171
Professional fees	931	909
Royalties	241	490
Tenant improvements	47	63
Accrued engineering costs	199	496
Other	1,072	276

	$5,427	$4,405

4. Fair value hierarchy

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 were as follows (unaudited):

	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Money market funds (1)	$1,063	$1,063	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 were as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets
Money market funds (1)	$2,062	$2,062	$—	$—

Liabilities
Convertible preferred stock warrants (2)	$(1,137)	$—	$—	$(1,137)

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	The convertible preferred stock warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net in the consolidated statements of comprehensive income. These warrants were revalued up to the date the convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of our IPO, and the liability related to these warrants were reclassified as stockholders’ equity (deficit).

Prior to the closing of our IPO, the warrants to purchase 110,269 shares of our convertible preferred stock were exercised. As a result we reclassified the aggregate fair value of $1.4 million from the liability to stockholders’ equity (deficit). The remaining warrants to purchase 1,333 shares of our convertible preferred stock converted to warrants to purchase our common stock upon the close of our IPO on May 15, 2012. As a result we reclassified the aggregate fair market value of $23,000 from the liability to stockholders’ equity (deficit), and no longer revalue the warrants. The warrants to purchase 1,333 shares of our common stock were unexercised as of June 30, 2012.

Prior to the closing of our IPO, we used the Black-Scholes option pricing model to determine the fair value of the warrants to purchase convertible preferred stock, including the consideration of underlying ordinary share price, using the following assumptions: the risk-free interest of 0.18% - 1.61%, the expected term of 1.28 - 7.17 years and the expected volatility of 32.6% - 37.5%. Certain inputs used in the model are unobservable. As a result, the valuation of the warrants is categorized as Level 3 in accordance with ASC 820, Fair Value Measurement. The fair values could change significantly based on future market conditions.

The following table sets forth reconciliations for our convertible preferred stock warrants:

	June 30,	December 31,
	2012	2011
	(in thousands)
Beginning balance	$1,137	$315
Change in fair value of preferred stock warrants	290	822
Exercise of preferred stock warrants	(1,404)	—
Conversion of preferred stock warrants to common stock warrants	(23)	—

Ending balance	$—	$1,137

5. Income taxes

For all periods presented through December 31, 2011, our income (loss) before provision for income taxes was U.S. based; our income tax provision was insignificant and was reflected in other income (expense), net in the accompanying statement of operations. Effective January 1, 2012, our new international structure became operational. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax ranges. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the full valuation allowance on U.S. deferred tax assets and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

Our effective income tax rate was 3% for both the three and six months ended June 30, 2012. We had zero effective income tax rates for both the three and six months ended June 30, 2011. Our provision for income taxes was $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively, which was primarily related to income tax in foreign jurisdictions. Our provision for income taxes was immaterial for both the three and six months ended June 30, 2011.

As of June 30, 2012, we had gross unrecognized tax benefits totaling $0.3 million, all of which were offset by a full valuation allowance. Approximately $0.3 million of our net unrecognized tax benefits, not including interest, if recognized, would affect our effective tax rate. One or more of these net unrecognized tax benefits could be subject to valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. We recognize interest and/or penalties related to income tax matters within the provision for income taxes. We had no accrued interest or penalties due to our net operating losses and tax credits available to offset any tax adjustments. We do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next 12 months. We are subject to examination by U.S. federal and state tax authorities for all years since our inception in 2000 and are subject to examination by foreign tax authorities since the formation of our non-U.S. entities. We currently have no income tax examinations in progress nor have we had any income tax examinations since our inception.

We regularly assess the realizability of deferred tax assets based upon the weight of all available evidence, including such factors as the historical tax losses, recent earnings history and expected future taxable income, the amount and timing of which are uncertain. We believe it is more likely than not that we will be unable to realize all of our deferred tax assets and, accordingly, full valuation allowance of $16.6 million was established for such amounts as of December 31, 2011. However, should there be a change in our ability to realize our deferred tax assets, the valuation allowance will be released, resulting in a decrease to the income tax provision in the period in which we determine that it is more likely than not that the benefit of our deferred tax assets will be realized. With our recent earnings and projected future income, we believe it is reasonably possible that we may release a significant portion of the valuation allowance against our U.S. deferred income tax assets in the next 12 months.

6. Earnings per share

Basic net income per share allocable to holders of common stock is computed by dividing the net income allocable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net income allocable to holders of common stock is calculated using the two-class method, as we have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings. Holders of our convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rates payable prior and in preference to any dividends on any shares of our common stock. After payment of these preferred stock dividends, any additional dividends were required to be distributed among the holders of convertible preferred stock and common stock pro rata (on an as-converted basis). The holders of the convertible preferred stock did not have a contractual obligation to share in our losses. We considered our convertible preferred stock to be participating securities. The two-class method requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the holders of common and preferred stock based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing net income allocable to holders of common stock (after the reduction for any undeclared preferred stock dividends assuming the distribution of current income for the period) by the weighted average number of shares of common stock outstanding.

In computing diluted net income allocable to holders of common stock, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income per share allocable to holders of common stock is computed by dividing the net income allocable to holders of common stock for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential shares of common stock is dilutive. Potential shares of common stock include incremental shares of common stock issuable upon the exercise of stock options, conversion of preferred stock and exercise of warrants.

The following table sets forth the computation of basic and diluted net income per share under the two-class method attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Net income	$4,325	$2,750	$8,494	$11,533
Non-cumulative dividends to preferred stockholders	(749)	(1,498)	(2,248)	(2,996)
Undistributed earnings allocated to preferred stockholders	(1,307)	(1,171)	(3,835)	(7,995)

Net income, basic	2,269	81	2,411	542
Adjustment for undistributed earnings reallocated to the holders of common stock	187	187	604	1,274

Net income, diluted	$2,456	$268	$3,015	$1,816

Denominator:
Weighted average shares used in computing net income per share:
Basic	11,343	918	6,202	895
Weighted average effect of potentially dilutive securities:
Stock options	2,977	2,561	3,003	2,562
Employee stock purchase plan	9	—	5	—
Convertible common stock warrants	1	—	1	—
Convertible preferred stock warrants	—	112	—	112

Diluted	14,330	3,591	9,211	3,569

Net income per share:
Basic	$0.20	$0.09	$0.39	$0.61

Diluted	$0.17	$0.07	$0.33	$0.51

The following potentially dilutive shares of common stock were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have had an antidilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Options to purchase common stock	158	—	158	—
Convertible preferred stock (if-converted basis)	6,385	13,205	9,795	13,205
Restricted stock units	18	—	18	—

Total	6,561	13,205	9,971	13,205

7. Commitments and contingencies

Leases

We lease office space under noncancelable agreements with various expiration dates through May 30, 2023. Rent expense was $587,000 and $962,000 for the three and six months ended June 30, 2012, respectively. Rent expense was $305,000 and $607,000 for the three and six months ended June 30, 2011, respectively.

On June 5, 2012, we entered into a lease agreement for our future headquarters facility, which will consist of 87,565 rentable square feet in Mountain View, California. The lease term is ten years with one option to extend the lease term for an additional five years. We expect to recognize approximately $41.9 million of total estimated rent expense over the term of the lease.

Future minimum lease payments under noncancelable leases as of June 30, 2012 were as follows:

(in thousands)
Remainder of fiscal 2012	$1,178
2013	4,022
2014	4,018
2015	3,854
2016	3,970
2017	4,089
2018 and beyond	24,360

Total minimum lease payments	$45,491

Litigation

On May 1, 2012, Dmitry Edward Terez filed a patent infringement lawsuit in U.S. District Court for the District of Delaware against us. The complaint alleges that our products infringe U.S. Patent No. 7,124,075 held by Mr. Terez. The complaint seeks unspecified monetary damages, costs and expenses and injunctive relief against us. We have not yet been served with the complaint, and we have limited information about the specific infringement allegations, but they appear to focus primarily on pitch determination methods allegedly used in our products. Based upon our preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the patent identified in the complaint. Nevertheless, the costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On July 3, 2012, Noise Free Wireless, Inc. filed a lawsuit in U.S. District Court for the Northern District of California against one of our OEMs and against us. The complaint alleges that our products infringe U.S. Patent No. 7,742,790 held by Noise Free Wireless and that our OEM infringes the same patent based on its alleged use of our products. The complaint also alleges that we misappropriated Noise Free Wireless’ trade secrets and engaged in unfair business practices based on the alleged patent infringement and trade secret misappropriation. The complaint makes additional allegations against our OEM. The complaint seeks unspecified monetary damages, costs and fees and injunctive relief against us. The costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

Purchase commitments

We subcontract with other companies to manufacture our voice and audio processors. We may cancel these purchase commitments at any time, however we are required to pay all costs incurred through the cancellation date. We rarely cancel these agreements once production has started. As of June 30, 2012 and December 31, 2011, we had purchase commitments with our third-party foundries and other suppliers of $5.9 million and $11.8 million due within one year, respectively, and $0 due after one year for both periods.

8. Capital Stock

Common stock

As of June 30, 2012 and December 31, 2011, 500,000,000 and 600,000,000 shares of common stock, respectively, were authorized under our certificate of incorporation.

As of June 30, 2012 and December 31, 2011, we had reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2012	2011
Shares reserved for convertible preferred stock	—	13,205,180
Shares reserved for stock options and restricted stock units	7,445,303	5,849,131
Shares reserved for employee stock purchase plan	451,764	—
Shares reserved for warrants	1,333	111,602

9. Convertible preferred stock

In connection with the completion of our IPO on May 15, 2012, all of our previously outstanding shares of convertible preferred stock of 13,205,180 were converted into common stock.

Warrants

Pursuant to convertible notes we issued in August 2003, we issued warrants to purchase 110,269 shares of Series AA convertible preferred stock at an exercise price of $3.627 per share. In connection with our July 2009 line of credit agreement with Silicon Valley Bank, we also issued warrants to purchase 1,333 shares of Series D convertible preferred stock at $5.133 per share, which subsequently converted into the right to purchase 1,333 shares of Series E convertible preferred stock at a per share exercise price of $3.67.

At December 31, 2011, we recorded the fair value of preferred stock warrants of $1.1 million as long-term liabilities. The freestanding warrants were subject to remeasurement at each balance sheet date with any change in fair value recognized as a component of “Other income (expense), net” in our consolidated statements of comprehensive income. Prior to the closing of our IPO, the warrants to purchase 110,269 shares of our convertible preferred stock were exercised, and as a result, we reclassified the aggregate fair value of $1.4 million from the liability to stockholders’ equity (deficit) in our condensed consolidated balance sheet. The warrants to purchase 1,333 shares held by Silicon Valley Bank were converted to warrants to purchase our common stock upon the close of our IPO on May 15, 2012, and as a result, we reclassified the aggregate fair market value of $23,000 from the liability to stockholders’ equity (deficit). The warrants to purchase 1,333 shares were unexercised as of June 30, 2012.

The convertible preferred stock warrants were revalued up to the date the convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of our IPO, and the liability related to these warrants were reclassified as stockholders’ equity (deficit). For the three and six months ended June 30, 2012, we recorded expense of $123,000 and $290,000 respectively for the change in fair value of these warrants. For the three and six months ended June 30, 2011, we recorded expense of $321,000 and $658,000, respectively, for the change in fair value of these warrants.

10. Stock-based compensation and awards

2001 Plan. In 2001, our board of directors and stockholders approved the 2001 Stock Plan (2001 Plan) pursuant to which our board of directors was authorized to issue stock purchase rights, incentive stock options and nonqualified stock options. We ceased granting options under the 2001 Plan in March 2011 upon the adoption of our 2011 Equity Incentive Plan (2011 Plan).

2011 Plan: In March 2011 and June 2011, our board of directors and our stockholders, respectively, approved the 2011 Plan, under which our board of directors may issue stock appreciation rights, restricted stock, restricted stock units, incentive stock options and nonqualified stock options to service providers. In June 2012, we began issuing restricted stock units as an element of our compensation plans in addition to incentive stock options and nonqualified stock options.

2011 ESPP: In September 2011 and April 2012, our board of directors and our stockholders, respectively, approved our 2011 Employee Stock Purchase Plan (2011 ESPP), which plan became effective upon the completion of our IPO. The 2011 ESPP permits eligible participants to purchase common stock at a discount through contributions of up to 15% of their eligible compensation, subject to any plan limitations. The 2011 ESPP provides for offering and purchase periods of approximately six months in duration, except for our first offering period which commenced on the completion of our IPO and ends on first trading day on or after November 16, 2012. The purchase price of shares is 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date.

The following is a summary of option activity under the 2001 Plan and 2011 Plan for the six months ended June 30, 2012:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
Balances at December 31, 2011	1,343,978	4,505,153	$4.25
Options granted	(566,020)	566,020	16.10
Options exercised	—	(207,146)	2.32
Options cancelled	158,707	(158,707)	5.39
Options retired - 2001 Plan	(112,005)	—	—

Balances at June 30, 2012	824,660	4,705,320	$5.73

The following is a summary of restricted stock unit activity for the six months ended June 30, 2012:

	Shares Outstanding
	Number of shares	Weighted average exercise price
Balances at December 31, 2011	—	$—
Shares granted	17,500	21.88
Shared vested and paid out	—	—
Shares forfeited	—	—

Balances at June 30, 2012	17,500	$21.88

At June 30, 2012, we had 4,303,015 options expected to vest at a weighted average exercise price of $5.73 per share. At December 31, 2011, we had 4,088,007 options expected to vest at a weighted average exercise price of $4.25 per share.

We calculated the intrinsic value of options outstanding, exercisable and expected-to-vest options based on the difference between the exercise price and the fair market value of our common stock on the applicable reporting date. The intrinsic value of exercised options was calculated based on the difference between the exercise price and the fair market value of our common stock as of the exercise date. From our inception until March 31, 2012, we generally obtained contemporaneous valuation analyses prepared by an unrelated third party valuation firm in order to assist us in determining the fair market value of our common stock. Our most recent contemporaneous valuation report was as of March 15, 2012. Prior to the completion of our IPO, our board of directors considered these reports when determining the fair market value of our common stock and related exercise prices of option awards on the date such awards were granted. We have also used these contemporaneous third party valuations for purposes of determining the Black-Scholes fair value of our stock option awards and related stock-based compensation expense.

Information regarding our options as of June 30, 2012 and December 31, 2011 is summarized below:

Options Outstanding at June 30, 2012					Options Exercisable at June 30, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’000)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’000)
$0.60 - $0.90	711,646	3.7	$0.72		711,646	3.7	$0.72
$2.40 - $3.00	2,064,723	7.5	$2.55		1,225,539	7.3	$2.50
$3.30 - $5.10	501,646	8.6	$4.27		159,917	8.6	$4.27
$9.30 - $13.80	1,177,322	9.4	$12.14		235,555	9.3	$11.58
$15.30 - $21.88	249,983	9.9	$18.94		355	9.8	$15.60

	4,705,320	7.6	$5.73	$64,117	2,333,012	6.5	$3.00	$37,990

Options Outstanding at December 31, 2011					Options Exercisable at December 31, 2011
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’000)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’000)
$0.60 - $0.90	755,519	4.2	$0.72		753,126	4.2	$0.72
$2.40 - $3.00	2,285,729	8.0	$2.54		1,107,324	7.7	$2.48
$3.30 - $5.10	556,829	9.0	$4.24		87,068	9.0	$3.69
$9.30 - $11.70	907,076	9.8	$11.53		198,228	9.8	$11.67

	4,505,153	7.8	$4.25	$43,005	2,145,746	6.7	$2.76	$23,689

Options to nonemployees. As of June 30, 2012, we had granted options to purchase 7,161 shares of common stock to nonemployees, which options had a weighted average exercise price of $3.41 per share. These options were valued on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility between 39% and 60%, risk-free interest rates between 2.07% and 4.27%, zero percent expected dividend yield and the contractual life of 10 years.

At each reporting date, we revalue any unvested options using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. Changes in the estimated fair value of these options will be recognized as stock-based compensation in the period of the change.

Stock-based compensation expense. The following table summarizes the components of stock-based compensation expense for the three and six months ended June 30, 2012 and 2011. We realized no tax benefits due to our current loss position and did not capitalize any amounts as part of inventory as such amounts were insignificant.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenue	$29	$24	$54	$48
Research and development	208	84	350	165
Selling, general and administrative	354	98	724	188

	$591	$206	$1,128	$401

Valuation assumptions. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of a selected guideline group of publicly traded companies. The expected term of stock-based awards is based upon the simplified method for estimating expected term. The risk-free rate for the expected term of the stock-based awards is based on the U.S. Treasury Constant Maturity rate.

The assumptions used to value stock options awards granted during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expected term, (Years)	6.25	6.25	6.25	6.25
Volatility	37%	39%	37%	39%
Risk-free rate	1.06% - 1.26%	2.07%	1.06% - 1.26%	2.07% - 2.30%
Dividend yield	0%	0%	0%	0%

The assumptions used to value shares to be issued under our ESPP during the three and six months ended June 30, 2012 were as follows:

	Three months ended June 30,	Six months ended June 30,
	2012	2012
Expected term	6 months	6 months
Volatility	30.8%	30.8%
Risk-free rate	0.15%	0.15%
Dividend yield	0%	0%

At June 30, 2012 and December 31, 2011, we had $7.6 million and $5.2 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to stock-based awards that we will recognize over a weighted average period of 2.3 years and 2.5 years, respectively.

11. Borrowings

Line of credit

In July 2009, we entered into a $5.0 million revolving line of credit agreement with Silicon Valley Bank, under which available funds are based on eligible accounts receivable. On July 6, 2011, we amended our line of credit agreement with Silicon Valley Bank. Among other changes, the amendment (i) increased our line of credit from $5.0 million to $10.0 million and extends the availability of the line until July 6, 2013; (ii) provided that we may borrow up to $2.0 million (of the $10.0 million total) without reference to the value of our accounts receivable or purchase orders; (iii) changed the applicable interest rate on the line of credit to the following: (a) for prime rate loans, a range from the bank’s prime rate to the prime rate plus 0.35% per annum (the higher rate is applicable if our quick ratio falls below 1.25:1.00), or (b) for LIBOR loans, LIBOR plus 1.75% per annum; and (iv) replaced the credit facility’s financial tests based on net cash balances with a condition that we maintain a quick ratio of at least 1.25:1.00 (used to determine borrowing eligibility and interest rate). The amendment also removed a covenant that we maintain a quick ratio of 1.50:1.00 while equipment loans remain outstanding.

As of June 30, 2012 and December 31, 2011, we had no outstanding borrowings under our line of credit agreement.

Equipment loan

In July 2009, we entered into a $500,000 equipment term loan payable in 36 equal monthly installments of principal plus accrued interest. As of December 31, 2011, the outstanding balance was $103,000. As of June 30, 2012, we repaid the outstanding balance on this loan.

12. Segment and geographic information

We operate in one reportable segment related to the selling and marketing of voice and audio processors and licensing of processor IP for use in mobile devices. We have identified our president and chief executive officer as the Chief Operating Decision Maker (CODM), who manages our operations as a whole. For the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information accompanied by information by customer and by product.

Substantially all of our revenue was generated from the sale of our products to CMs and OEMs whose primary manufacturing operations and distributions are in Asia. Since our OEMs market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of the geographic distribution of mobile device sales, but rather of where the mobile devices are manufactured. Our revenue is therefore based on the country or region in which our OEMs or their CMs issue their purchase orders to us.

Our largest OEM transitioned the majority of their business from the purchase of our processors to licensing of our processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. We began to recognized royalty revenue in 2012, which accounted for 37% of our total revenue for both the three and six months ended June 30, 2012.

Revenue percentages for the geographic regions reported below were based upon customer headquarters’ locations. The following is a summary of the geographic information related to revenue for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
China	19%	81%	21%	89%
Japan	0%	0%	0%	0%
Korea	43%	18%	41%	11%
United States	37%	0%	37%	0%
Other	1%	1%	1%	0%

Total	100%	100%	100%	100%

As of June 30, 2012 and December 31, 2011, substantially all of our long-lived tangible assets were located in the United States.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto for the year ended December 31, 2011, and with management’s discussion and analysis of our financial condition and results of operations included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act) with the U.S. Securities and Exchange Commission (SEC) on May 10, 2012 (Prospectus).

This Quarterly Report on Form 10-Q, including this “Management’s discussion and analysis of financial condition and results of operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk factors,” Item 2 of Part I — “Management’s discussion and analysis of financial condition and results of operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are the leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. We collaborate with leading auditory neuroscientists to understand the human auditory system and have developed purpose-built processors that combine science and technology to function like human hearing. Our low power, hardware-accelerated digital signal processors (DSPs) and associated algorithms substantially improve sound quality and suppress noise in mobile devices. As the primary driver of the mobile device market, the mobile phone continues to play an increasingly prominent role in peoples’ lives. Voice communication is a primary function of mobile phones, and we expect voice to increasingly complement touch as a core user interface, heightening the importance of voice and audio quality in mobile devices.

We work with original equipment manufacturers (OEMs) to have our voice and audio processors designed into their products, which we refer to as design wins. Once our voice and audio processor is designed into a mobile device, we generally sell our processors to contract manufacturers (CMs) retained by OEMs on a purchase order basis, and the CMs incorporate them into the mobile devices that they build for the OEMs. We sell a limited portion of our products indirectly to OEMs through distributors. For a single OEM, we also license semiconductor intellectual property (processor IP), which that OEM has integrated into certain of its mobile phones. In the six months ended June 30, 2012, we began to recognize royalty revenue for the use of our processor IP in mobile phones of a single OEM. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products nine months to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

On May 15, 2012, we closed our initial public offering (IPO) of 6,060,707 shares of our common stock inclusive of 270,180 shares of common stock sold by certain selling stockholders and the 790,527 shares of underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering to us were $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us was approximately $91.5 million before offering expenses. We also received $81,000 from the exercise of stock options by certain selling stockholders. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock converted into shares of common stock on a one to one basis and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock.

Our total revenue was $33.4 million and $64.5 million for the three and six months ended June 30, 2012, respectively; and $24.9 million and $53.4 million for the three and six months ended June 30, 2011, respectively. Our net income was $4.3 million and $8.5 million for the three and six months ended June 30, 2012, respectively, and $2.8 million and $11.5 million for the three and six months ended June 30, 2011, respectively.

Business factors affecting our performance

Creation of voice and audio improvement as a new category for users. Our success will depend, in part, on increasing market awareness among OEMs, mobile network operators (MNOs), operating system companies and applications vendors of the importance of voice and audio quality on the user experience. User demand for new levels of voice and audio quality will depend on our ability to provide solutions that continue to improve the user experience and our ability to convey the impact of our solutions on the mobile device ecosystem.

Design wins. We closely monitor design wins by OEMs and their mass production releases because we consider these to be important indicators of future revenue. The revenue that we generate from each design win can vary significantly and in some cases, our OEMs may cancel projects for which we have been awarded a design win. Our long-term sales expectations are based on forecasts from OEMs and internal estimations of demand factoring in the expected time to market for final mobile devices incorporating our solutions and associated revenue potential. Our ability to implement our product roadmap and introduce new products will facilitate the adoption of our solutions into future generations of mobile devices.

We estimate the life cycle of our OEMs’ mobile devices on the basis of our history with the OEM, the type of mobile device and discussions with our OEMs. A given design win for our processors or processor IP can generate a wide range of sales volumes for our voice and audio processors, depending on the market demand for our OEMs’ mobile devices. The market demand for our OEMs’ mobile devices, in turn, can depend a number of factors, including the reputation of the OEM, the geographic markets in which the OEM intends to introduce the mobile devices and whether the MNOs on whose networks the mobile devices are designed to operate provide marketing and subsidies for the mobile devices.

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Foxconn International Holdings, Ltd. and its affiliates (collectively, Foxconn), a CM, accounted for 14% and 16% of our total revenue for the three and six months ended June 30, 2012, respectively, and 81% and 79% of our total revenue for the three and six months ended June 30, 2011, respectively. Samsung Electronics Co., Ltd. (Samsung), an OEM, accounted for 42% and 39% of our total revenue for the three and six months ended June 30, 2012, respectively, and 16% and 10% of our total revenue for the three and six months ended June 30, 2011, respectively. Protek (Shanghai) Limited and its affiliates (collectively, Protek), a CM, accounted for less than 10% of our total revenue for both the three and six months ended June 30, 2012, and 0% and 10% of our total revenue for the three and six months ended June 30, 2011, respectively. In addition, Apple Inc. (Apple), our largest OEM, transitioned the majority portion of their business from the purchase of our processors to licensing of our processor IP for a royalty. We began to recognize royalty revenue in 2012, which accounted for 37% of our total revenue for both the three and six months ended June 30, 2012. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and six months ended June 30, 2012 and 2011.

While we strive to expand and diversify our OEM base and we expect our customer concentration to decline over time, we anticipate that sales to a limited number of OEMs will continue to account for a significant percentage of our total revenue for the foreseeable future. Our customer concentration may cause our financial performance to fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of these OEMs and the success of their products. The loss of or any significant decline in sales to these OEMs may have an adverse effect on our financial condition and results of operations.

Pricing and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in OEM concentration and product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs and inventory write downs, if any. In general, products with higher performance and a higher number of features tend to be priced higher and have higher gross margins. We expect our gross margin to fluctuate over time, in part from the impact of competitive pricing pressure. Erosion of average selling prices as products mature is typical in the semiconductor industry. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. As a normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices, our gross margin will decline.

Relationships with MNOs. MNOs determine product specifications for OEM products, thereby influencing the design and components selected by OEMs, which specifications have generated demand for our products. We have invested and continue to invest significant resources in working with MNOs to increase awareness of the potential and benefits of our processors. We intend to continue our work with MNOs to educate them about the impact of sound quality on the user experience. MNOs may not continue to value the improvements in sound quality that our products can provide and may not require their OEMs to meet certain sound quality specifications.

General economic conditions and geographic concentration. A global economic slowdown or financial crisis, similar to the one that occurred beginning in late 2008, would likely have a significant impact on the mobile device industry and our financial results. As the economy slows, consumer confidence may decline and, because our products serve the mobile device market, any decline in purchases by consumers of new mobile devices would adversely affect our revenue. Moreover, because our sales have been concentrated in a few selected markets, including China, Taiwan and Korea, our financial results will be impacted by general economic and political conditions in these markets.

Our arrangement with one of our OEMs

On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement with this OEM, we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from Foxconn and Protek; however, we cannot assure you that Foxconn and Protek will continue to purchase our processors in similar volumes, or at all. To date, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into multiple mobile phone models for this OEM and this OEM has licensed our processor IP that it has integrated into certain of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In the first quarter of 2012, we began to recognize royalty revenue for the use of our processor IP in certain of this OEM’s mobile phones. We have granted a similar license to this OEM for a new generation of our processor IP; however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. For the new generation of our processor IP that we have agreed to license to this OEM, the royalty is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which that processor IP is integrated. We expect that we will continue to provide our processors on a stand-alone basis to Foxconn and Protek to incorporate into the mobile phones in which they are currently designed; however, Foxconn, Protek and this OEM are not obligated to continue to do so and, even if they do, we cannot predict when these mobile phones may reach the end of their product lifecycles. In comparison to a business model with OEMs that purchase our processors on a stand-alone basis to incorporate into their mobile devices, the licensing of our processor IP represents a multiyear process, and we may not receive royalties for several years, if at all, after we agree to license our processor IP.

Under our current license agreement, royalties from our processor IP that we license are based upon the number of mobile phones shipped that integrate our technology. We recognize royalty revenue based on mobile phone sales when and as reported to us. The amount of revenue we recognize is determined by the agreed upon royalty rate, multiplied by the number of mobile phones sold in which our processor IP is integrated. Our royalty revenue lags the sales of the products that integrate our processor IP by one quarter.

The licensing of our processor IP does not require the manufacture, assembly, packaging, test or shipment of integrated circuits by us. Our royalty rate per licensed unit is lower than our average selling price for our processors. As we transition to a partial licensing model with a single OEM, we expect our revenue from the sale of processors to this OEM and its CMs to decrease substantially in the long term, as the mix of revenue shifts from stand-alone processor sales to royalties. We also expect that our total revenue from this OEM and its CMs may also decrease as a result of lower royalty revenue per mobile device under the licensing model. Our total revenue may decline if sales to other OEMs do not increase sufficiently to offset the decline. As the cost of revenue associated with the licensing of our processor IP is substantially lower than our cost of revenue for processors, we expect our gross margin on our royalty revenue to continue to be higher than our gross margin on our processor revenue.

Components of our results of operations

Revenue

To date, we have generated hardware revenue from sales of our voice and audio processors and we expect the sale of our processors to continue to represent the substantial majority of our revenue. We sell processors through three separate channels. First, we ship a significant portion of our products to the inventory hubs of CMs and recognize the related revenue as the CMs notify us in writing that they have drawn our products from the hub, at which point delivery and transfer of title and risk of ownership has occurred. Our sales to Foxconn are an example of this type of arrangement. Second, for certain OEMs, we ship our voice and audio processors directly and recognize revenue at the time of delivery and title transfer. Our shipping terms are typically FOB (INCOTERMS 2000) shipping point. Third, we ship a small portion of our products to our distributors under our shipping terms, which are typically FOB shipping point. These distributors tend to buy from us at the request of specific OEMs, and we recognize revenue on sales to distributors when the distributor notifies us in writing of the final resale of our products.

We anticipate that in the future as significant OEMs prepare worldwide launches of their products, we may see substantial increases in revenue shortly before the launch. We also anticipate that for some period before the OEM begins building new inventory for the new mobile device or following the launch, we may see reductions in revenue related to our products incorporated in prior generations of devices, as the OEMs reduce their inventories of those products.

We may enter into license agreements two years or more before we begin to receive royalty revenue on shipments of the mobile devices incorporating our processor IP. Under a license agreement we entered into in 2008, we began to recognize royalty revenue in the three months ended March 31, 2012. As part of our 2008 license, we receive a royalty for each mobile device that is sold incorporating and, for mobile devices other than mobile phones, enabling our processor

IP. We entered into an additional license agreement in 2010 relating to a new generation of our processor IP. We do not expect to offer this arrangement to other OEMs and expect a single OEM to be the sole source of our royalty revenue for the foreseeable future.

We recognize royalty revenue on the basis of the number of mobile phones sold that incorporate our processor IP. We are reliant on the accuracy of shipment reports, which we receive not later than 45 days after the OEM’s fiscal quarter end, in order to calculate our royalty revenue. Our royalty revenue lags the sales of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate and we have no experience in testing and evaluating the accuracy of the data we receive. Although mobile phones integrating our processor IP commenced shipping in the three months ended December 31, 2011, we did not recognize royalty revenue related to those mobile devices until the three months ended March 31, 2012. While we expect our royalty revenue to increase as we transition from selling our stand-alone processors to its CMs to licensing our processor IP to a single OEM, we also expect our hardware revenue from its CMs to decrease substantially in the long term. We expect that our total revenue from this OEM and its CMs will also decrease as a result of lower royalty revenue per mobile phone under the licensing model.

We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, Japan and Europe. Substantially all of our revenue from the sale of our processors has been generated by sales to CMs and OEMs that manufacture their products in Asia and we expect sales to such CMs and OEMs in Asia to contribute a majority of our revenue in the foreseeable future. Because our OEMs market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where mobile device sales occur, but rather of where their manufacturing operations occur. Since our inception, our sales in Asia have represented substantially all of our processor revenue. Our revenue from the licensing of processor IP is generated in the jurisdiction where the OEM has its headquarters. As we continue to recognize royalty revenue, we anticipate that the geographic distribution of our revenue will continue to change as our royalty revenue is attributed to the location of the licensor’s headquarters rather than the location of its CMs’ manufacturing operations.

Cost of revenue and gross margin

The largest components of our cost of revenue are costs of materials and outsourced manufacturing costs for the fabrication, assembly, packaging and test of our voice and audio processors. To a lesser extent, cost of revenue also includes expenses relating to cost of personnel, stock-based compensation, logistics and quality assurance, royalty expense, shipping, provisions for excess and obsolete inventories, if any, and an allocation of overhead. We intend to continue to manage our cost of revenue through both cost improvements and economies of scale.

We expect our gross margins to fluctuate over time depending on the mix of newer, higher margin products and older products, whose margins have declined over time, as well as the mix between sales of processors and license of processor IP. In general, new products with higher performance and more features tend to be priced higher and have higher gross margins. Consistent with trends in the semiconductor industry, we have reduced the price of certain of our products over time and may continue to do so in the future. As a normal course of business, we seek to offset the effect of declining average selling prices by reducing manufacturing costs of existing products and introducing new and higher value-added products. The license of our processor IP does not require the manufacture, assembly, packaging, test or shipment of integrated circuits, resulting in higher gross margins than for the sale of stand-alone processors.

Operating expenses

We classify our operating expenses as either research and development or selling, general and administrative. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In the near term, we expect to hire a significant number of additional employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses.

Research and development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include nonrecurring engineering expenses, product prototypes, external test and characterization expenses, depreciation, amortization of design tool software licenses and allocated overhead expenses. We also outsource portions of our research and development activities. We record all research and development expenses as incurred, except for capital equipment, which we depreciate over its estimated useful life. We have engineering development teams in the United States and outsourced engineering teams in the United States and India. In 2012, we opened our own design center outside of the United States and reduced the extent to which we rely on outsourced research and development teams. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions. From time to time, one of our OEMs retains us to provide nonrecurring engineering services, which enhances our proprietary technology. This OEM reimburses us at contractually predetermined rates for the costs we incur to provide these services. We apply these cost reimbursements against research and development expense when acceptance occurs, which is generally upon cash receipt.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of personnel-related costs for our sales, business development, marketing, applications engineering, executive, finance and human resources activities. Additionally, selling, general and administrative expenses include promotional and other marketing expenses, third-party sales representative commissions, travel, professional fees, depreciation and allocated overhead expenses. Professional fees principally consist of legal, audit, tax and accounting consultation services. We expect selling, general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including the costs associated with public reporting, Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requirements and insurance.

Other income (expense), net

Prior to our IPO, we classified our outstanding convertible preferred stock warrants as a liability on our balance sheet and recorded changes in their fair value from period to period in other income (expense), net. The convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of our IPO and the liability related to those warrants was reclassified as stockholders’ equity.

Although a majority of our sales are outside of the United States, we incur a substantial majority of our expenses and receive all of our revenue in U.S. dollars. As a result, our foreign currency related expense and income are charged to this classification.

Income taxes

For all periods presented through December 31, 2011, we have not paid or incurred material income taxes due to our net operating loss carry forwards (NOLs) and tax credits in the United States, for which we have a full valuation allowance. Effective January 1, 2012, our new international structure became operational. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax ranges. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the full valuation allowance on U.S. deferred tax assets and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

Our effective income tax rate was 3% for both the three and six months ended June 30, 2012. We had zero effective income tax rates for both the three and six months ended June 30, 2011. Our provision for income taxes was $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively, which was primarily related to income tax in foreign jurisdictions. Our provision for income taxes was immaterial for both the three and six months ended June 30, 2011.

Our effective tax rate for the remainder of 2012 may be affected by such factors as the release of valuation allowance against our U.S. deferred tax assets, changes in tax laws, regulations or rates, changes in interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization, shifts in the amount of income before tax earned in the United States as compared with other regions in the world, changes in overall levels of income before tax and a change of ownership significantly limiting our ability to utilize our NOLs and tax credits to offset U.S. taxable income.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) with the SEC.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012 (JOBS Act) was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Results of operations

Comparison of the three months ended June 30, 2012 and 2011

The following table sets forth our operating results for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,
	2012	% of Total revenue	2011	% of Total revenue	Change
(in thousands)					Amount	%
Revenue:
Hardware	$21,144	63%	$24,870	100%	$(3,726)	(15%)
Licensing	12,213	37%	—	0%	12,213	—

Total revenue	33,357	100%	24,870	100%	8,487	34%
Cost of revenue	12,618	38%	11,533	46%	1,085	9%

Gross profit	20,739	62%	13,337	54%	7,402	55%
Operating expenses:
Research and development	7,878	24%	5,183	21%	2,695	52%
Selling, general and administrative	8,147	24%	5,081	20%	3,066	60%

Total operating expenses	16,025	48%	10,264	41%	5,761	56%

Income from operations	4,714	14%	3,073	12%	1,641	53%
Interest income (expense), net	10	0%	(2)	0%	12	(600%)
Other income (expense), net	(257)	(1%)	(321)	(1%)	64	(20%)

Income before income taxes	4,467	13%	2,750	11%	1,717	62%
Provision for income taxes	(142)	0%	—	0%	(142)	—

Net income	$4,325	13%	$2,750	11%	$1,575	57%

Revenue

Hardware revenue for the three months ended June 30, 2012 was $21.1 million, compared to $24.9 million for the three months ended June 30, 2011, a decrease of $3.7 million, or 15%. The decrease was primarily due to our largest OEM transitioning the majority portion of their business from the purchase of our processors to licensing of our processor IP for a royalty. We began recognizing royalty revenue from the licensing of our processor IP in 2012, which offset a decline in the purchase of our processors by the OEM’s CMs.

Licensing revenue for the three months ended June 30, 2012 was $12.2 million, compared to $0 for the three months ended June 30, 2011, an increase of $12.2 million. The increase was due to our largest OEM transitioning the majority portion of their business from the purchase of our processors to licensing of our processor IP for a royalty in connection with its most recently released mobile phone.

For the three months ended June 30, 2012, Foxconn, Samsung, and our largest OEM represented 14%, 42%, and 37% of our total revenue, respectively. For the three months ended June 30, 2011, Foxconn and Samsung represented 81% and 16% of our total revenue, respectively. No other CM, OEM or distributor represented more than 10% of our revenue in either period.

Substantially all of our revenue was generated from the sale of our products to CMs and OEMs whose primary manufacturing operations and distributors are in Asia. For the three months ended June 30, 2012 and 2011, revenue generated in Asia represented 62% and 99% of our total revenue, respectively. The licensing of our processor IP, which is delivered in the United States, represented 37% and 0% of our total revenue for the three months ended June 30, 2012 and 2011, respectively.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2012 was $12.6 million, compared to $11.5 million for the three months ended June 30, 2011, an increase of $1.1 million, or 9%. The increase was primarily due to the increased sales volume of our processors and a $344,000 write down of excess and obsolete inventory of certain of our processors that exceeded the amount of inventory we needed to retain to satisfy our then-current forecasts of the future demand for our processors. Cost of revenue associated with the license of our processor IP is not significant. Gross profit was 62% and 54% for the three months ended June 30, 2012 and 2011, respectively. The increase in gross profit was due to higher margin royalty revenue from the licensing of our processor IP, and was partially offset by the sales of lower margin stand-alone voice and audio processors and the write down of excess and obsolete inventory.

Operating expenses

Research and development. Research and development expenses for the three months ended June 30, 2012 were $7.9 million, compared to $5.2 million for the three months ended June 30, 2011, an increase of $2.7 million, or 52%. The increase was primarily due to additions in headcount, resulting in a $2.0 million increase in salaries, employee benefits and stock-based compensation expense. Costs of consulting and outside services, including offshore providers of product development services, increased $541,000 as a result of development projects related to our second and third generation of voice and audio processors and other new products.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2012 were $8.1 million, compared to $5.1 million for the three months ended June 30, 2011, an increase of $3.1 million, or 60%. The increase was primarily due to additions in headcount, resulting in a $2.1 million increase in salaries, employee benefits and stock-based compensation expense. Facilities cost also increased $371,000, which was primarily related to the expansion of new lease facilities to accommodate our increased headcount. Legal fees increased $349,000, which was primarily related to our intellectual property protection program and general corporate legal matters.

Other income (expense), net

Our other income (expense), net for the three months ended June 30, 2012 was an expense of $257,000, compared to an expense of $321,000 for the three months ended June 30, 2011, a decrease of $64,000 or 20%. The decrease primarily reflects the change in the mark-to-market adjustments in the fair value of our convertible preferred stock warrants. This was partially offset by the fluctuation in gain/losses on our foreign exchange currency.

Provision for income tax

Provision for income tax for the three months ended June 30, 2012 was $142,000, compared to $0 for the three months ended June 30, 2011. The increase was related to income taxes in foreign jurisdictions as our new international structure became operational on January 1, 2012.

Comparison of the six months ended June 30, 2012 and 2011

The following table sets forth our operating results for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
		% of Total		% of Total	Change
(in thousands)	2012	revenue	2011	revenue	Amount	%
Revenue:
Hardware	$40,553	63%	$53,410	100%	$(12,857)	(24%)
Licensing	23,912	37%	—	0%	23,912	—

Total revenue	64,465	100%	53,410	100%	11,055	21%
Cost of revenue	26,037	40%	21,947	41%	4,090	19%

Gross profit	38,428	60%	31,463	59%	6,965	22%
Operating expenses:
Research and development	13,546	21%	10,217	19%	3,329	33%
Selling, general and administrative	15,671	24%	9,050	17%	6,621	73%

Total operating expenses	29,217	45%	19,267	36%	9,950	52%

Income from operations	9,211	14%	12,196	23%	(2,985)	(24%)
Interest income (expense), net	13	0%	(5)	0%	18	(360%)
Other income (expense), net	(465)	(1%)	(658)	(1%)	193	(29%)

Income before income taxes	8,759	14%	11,533	22%	(2,774)	(24%)
Provision for income taxes	(265)	0%	—	0%	(265)	—

Net income	$8,494	13%	$11,533	22%	$(3,039)	(26%)

Revenue

Hardware revenue for the six months ended June 30, 2012 was $40.6 million, compared to $53.4 million for the six months ended June 30, 2011, a decrease of $12.9 million, or 24%. The decrease was primarily due to our largest OEM transitioning the majority portion of their business from the purchase of our processors to licensing of our processor IP for a royalty. We began recognizing royalty revenue from the licensing of our processor IP in 2012, which offset a decline in the purchase of our processors by the OEM’s CMs. .

Licensing revenue for the six months ended June 30, 2012 were $23.9 million, compared to $0 for the six months ended June 30, 2011, an increase of $23.9 million. The increase was due to our largest OEM transitioning the majority portion of their business from the purchase of our processors to licensing of our processor IP for a royalty in connection with its most recently released mobile phone. We began to recognize royalty revenue in 2012 from the licensing of our processor IP, which offset a decline in the purchase of our hardware processors.

For the six months ended June 30, 2012, Foxconn, Samsung, and our largest OEM represented 16%, 39% and 37% of our total revenue, respectively. In the six months ended June 30, 2011, Foxconn, Protek and Samsung represented 79%, 10% and 10% of our total revenue, respectively. No other OEM, CM or distributor represented more than 10% of our revenue in either period.

Substantially all of our revenue was generated from the sale of our products to CMs and OEMs whose primary manufacturing operations and distributors are in Asia. For the six months ended June 30, 2012 and 2011, revenue generated in Asia represented 62% and 100% of our revenue, respectively. The licensing of our processor IP, which is delivered in the United States, represented 37% and 0% of our total revenue for the six months ended June 30, 2012 and 2011, respectively.

Cost of revenue and gross profit

Cost of revenue for the six months ended June 30, 2012 was $26.0 million, compared to $21.9 million for the six months ended June 30, 2011, an increase of $4.1 million, or 19%. The increase was primarily due to the increased sales volume of our processors and the write down of $1.2 million of excess and obsolete inventory of certain of our processors that exceeded the amount of inventory we needed to retain to satisfy our then-current forecast of the future demand for our processors. Gross profit was 60% and 59% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross profit was due to higher margin royalty revenue from the licensing of our processor IP, and was partially offset by the increased sales of lower margin stand-alone processors and the write down of excess and obsolete inventory.

Operating expenses

Research and development. Research and development expenses for the six months ended June 30, 2012 were $13.5 million, compared to $10.2 million for the six months ended June 30, 2011, an increase of $3.3 million, or 33%. The increase was primarily due to additions in headcount, resulting in a $3.6 million increase in salaries, employee benefits and stock-based compensation expense. Costs of consulting and outside services, including offshore providers of product development services, increased $1.3 million as a result of development projects related to our second and third generation of voice and audio processors and other new products. These increases were offset by an increase in research and development reimbursement of $1.5 million for cash received for the performance of nonrecurring engineering work.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2012 were $15.7 million, compared to $9.1 million for the six months ended June 30, 2011, an increase of $6.6 million, or 73%. The increase was primarily due to additions in headcount, resulting in a $4.9 million increase in salaries, employee benefits, stock-based compensation expense and travel costs. Legal fees increased $699,000, which increase was primarily related to our intellectual property protection program and general corporate legal matters. Consulting fees increased $412,000, which was primarily related to the continued expansion of our subsidiaries outside of the United States.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2012 was an expense of $465,000, compared to an expense of $658,000 for the six months ended June 30, 2011, a decrease of $193,000, or 29%. The decrease primarily reflects the change in the mark-to-market adjustments in the fair value of our convertible preferred stock warrants. This was partially offset by the fluctuation in gain/losses on our foreign exchange currency.

Provision for income tax

Provision for income tax for the six months ended June 30, 2012 was $265,000, compared to $0 for the six months ended June 30, 2011, an increase of $265,000. The increase was related to income taxes in foreign jurisdictions as our new international structure became operational on January 1, 2012.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of June 30, 2012, we had an accumulated deficit of $33.7 million. We have funded our operations primarily with proceeds from the sale of an aggregate of $74.3 million of convertible preferred stock, which converted to our common stock on May 15, 2012 in connection with our IPO.

On May 15, 2012, we closed our IPO of 6,060,707 shares of our common stock inclusive of 270,180 shares of common stock sold by certain selling stockholders and the 790,527 shares of underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering to us were $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us was approximately $91.5 million before offering expenses. We also received proceeds of $81,000 from stock options exercised by certain selling stockholders. As of June 30, 2012, we had cash and cash equivalents of $112.6 million and $45.5 million of operating lease obligations.

As of June 30, 2012, we also had access to a $10.0 million revolving line of credit, with available funds based on eligible accounts receivable and customer purchase orders. As of June 30, 2012, we had no outstanding borrowings under this line of credit. Our master loan agreement for our revolving line of credit and equipment loan contains certain covenants.

We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next 12 months. We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing customer base or achieving profitability. Failure to generate sufficient revenue or control costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on terms acceptable to us, or at all, and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs. If we are unable to obtain additional financing, it could have a material adverse effect on our business, financial condition, operating results and cash flows and ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Comparison of the six months ended June 30, 2012 and 2011

Our cash flows for the six months ended June 30, 2012 and 2011 were as follows:

	Six months ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$9,189	$5,301
Net cash used in investing activities	(2,015)	(925)
Net cash provided by financing activities	89,390	10
Effect of foreign currency remeasurement on cash and cash equivalents	31	(20)

Net increase in cash and cash equivalents	96,595	4,366
Cash and cash equivalents
Beginning of period	15,983	12,095

End of period	$112,578	$16,461

Cash flows from operating activities. For the six months ended June 30, 2012, net cash provided by operating activities was $9.2 million, as compared $5.3 million for the six months ended June 30, 2011. The most significant component of the increase was the receipt of royalty revenue from a single OEM in the six months ended June 30, 2012 without any use of cash to purchase inventory to support the revenue. In addition, a decrease in accounts receivable due to the timing of cash receipts contributed to the increase in cash from operating activities. In the six months ended June 30, 2012, a $370,000 charge for excess and obsolete inventory also had an impact on cash flows from operating activities relative to net income. Net income was $8.5 million and $11.5 million for the six months ended June 30, 2012 and 2011, respectively.

Cash flows from investing activities. For the six months ended June 30, 2012, net cash used in investing activities was $2.0 million, as compared to $0.9 million for the six months ended June 30, 2011, due primarily to purchases of property and equipment to support the growth in our business.

Cash flows from financing activities. For the six months ended June 30, 2012, net cash provided by financing activities was $89.4 million, as compared to $10,000 for the six months ended June 30, 2011. The increase was primarily due to the proceeds received from our IPO, net of underwriting discounts and commissions of $91.5 million, the proceeds received from the exercise of our preferred stock warrants of $0.4 million, and the proceeds received from the exercise of our stock options of $0.5 million for the six months ended June 30, 2012. The decrease was primarily due to the payment of our offering costs of $2.9 million associated with our IPO.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual obligations and commitments

On June 5, 2012, we entered into a lease agreement for our future headquarters facility, which will consist of 87,565 rentable square feet in Mountain View, California. The lease term is ten years with one option to extend the lease term for an additional period of five years. We expect to recognize approximately $41.9 million of total estimated rent expense over the term of the lease.

As of June 30, 2012, we had purchase obligations with our third-party foundries and other suppliers of $5.9 million due within one year, and no purchase obligations due after one year.

Recent accounting pronouncements

In May 2011, the FASB amended its guidance related to fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the updated guidance should not result in a change in the application of previous fair value measurement guidance. We adopted this guidance prospectively beginning in the three months ended March 31, 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations or our cash flows.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This update gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance retrospectively effective in the three months ended March 31, 2012. Other than requiring additional disclosures, the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to re-deliberate whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued guidance on “Disclosures about Offsetting Assets and Liabilities” which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the financial statements of the entity can understand the effect that offsetting has on the financial position of the entity. This guidance is effective for annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 3. Quantitative and qualitative disclosures about market risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and interest rate sensitivities as follows:

Foreign currency risk

We sell our products to CMs and OEMs with their primary manufacturing operations and distributors in Asia and license our processor IP to an OEM in the United States. All sales of our processors and the license of our processor IP are denominated in U.S. dollars. We incur a small portion of our expenses in currencies other than the U.S. dollar. The expenses we incur in currencies other than U.S. dollars affect gross profit, selling, general and administrative expenses and income taxes.

The functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “other income (expense), net” for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of June 30, 2012.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

We had cash and cash equivalents of $112.6 million as of June 30, 2012. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates will reduce future interest income. During the three months ended June 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. Legal proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

On May 1, 2012, Dmitry Edward Terez filed a patent infringement lawsuit in U.S. District Court for the District of Delaware against us. The complaint alleges that our products infringe U.S. Patent No. 7,124,075 held by Mr. Terez. The complaint seeks unspecified monetary damages, costs and expenses and injunctive relief against us. We have not yet been served with the complaint, and we have limited information about the specific infringement allegations, but they appear to focus primarily on pitch determination methods allegedly used in our products. The costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On July 3, 2012, Noise Free Wireless, Inc. filed a lawsuit in U.S. District Court for the Northern District of California against one of our OEMs and against us. The complaint alleges that our products infringe U.S. Patent No. 7,742,790 held by Noise Free Wireless and that our OEM infringes the same patent based on its alleged use of our products. The complaint also alleges that we misappropriated Noise Free Wireless’ trade secrets and engaged in unfair business practices based on the alleged patent infringement and trade secret misappropriation. The complaint makes additional allegations against our OEM. The complaint seeks unspecified monetary damages, costs and fees and injunctive relief against us. The costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline and you may lose all or part of your investment.

Risks related to our business and industry

We are substantially dependent on a single OEM and its CMs, for our revenue and our relationship with this OEM is undergoing a significant transition from the sale of voice and audio processors to the license of our processor IP, which may have a material and negative effect on our business, financial condition, operating results and cash flows.

We sell our products to Foxconn and Protek, each a major CM that produces mobile phones containing our processors almost exclusively for Apple. We also license our processor IP to this OEM. For the three and six months ended June 30, 2012, this OEM, Foxconn and Protek collectively accounted for 55% and 58% of our total revenue, respectively. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sell custom processors to Foxconn and Protek and license our processor IP to this OEM for other mobile phones. Historically, we have sold Foxconn and Protek our processors on a purchase order basis. We anticipate that Foxconn and Protek will continue to purchase our processors for multiple mobile phone models that they produce but we expect their purchases to continue to decline over time.

Commencing in the three months ended December 31, 2011, Apple integrated our processor IP in certain of its mobile phones, and we recorded our first royalty revenue in the three months ended March 31, 2012. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP for all mobile phones in which it is used. We have granted a similar license to this OEM for a new generation of processor IP; however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. For the new generation processor IP, the royalty this OEM is required to pay us is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which our processor IP has been integrated. Under our agreement with this OEM, we have entered into statements of work to set forth terms and conditions specific to licensing processor IP. Pursuant to both the agreement and statements of work, this OEM may cancel a statement of work for a new custom processor upon 30 days prior written notice to us. This OEM has no obligation to, and we do not know the extent to which the OEM will continue to, license our processor IP for integration into mobile devices it produces.

The per unit royalty that we are entitled to receive for the use of our processor IP is lower than the price we receive for our stand-alone processors. We expect our total revenue from Foxconn and Protek to continue to decline over time as the mix of revenue shifts from processor sales to royalties. If sales to other OEMs do not increase sufficiently to offset the decline, our total revenue may also decline. Our future royalties may also be at risk with respect to future mobile device releases if the OEM to which we have licensed our processor IP exerts pricing pressure on us, expends resources to develop an internal solution or considers a solution that is incorporated in other audio components such as a baseband processor.

Our revenue from this OEM and its CMs may be difficult to predict as it is dependent upon sales of the OEM’s new mobile devices, over which we have no control. On a period to period basis, our revenue from this OEM and its CMs may also fluctuate as we are substantially dependent upon the timing of design cycles and product introductions. We anticipate that our revenue from this OEM and its CMs may temporarily decline as users defer purchases in anticipation of new product launches, increase in the quarter in which a new version of a mobile device is launched and subsequently decline over the course of the product’s lifecycle.

Our royalty revenue will lag the sales of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate, and we have no experience in testing and evaluating the accuracy of such data from this OEM.

We depend on a small number of OEMs for a substantial portion of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We sell our voice and audio processors to OEMs and license our processor IP to a single OEM. For the three and six months ended June 30, 2012, our largest OEM and its CMs, Foxconn and Protek, collectively accounted for 55% and 58% of our total revenue, respectively, and Samsung accounted for 42% and 39% of our total revenue, respectively. Although we are reliant on a small number of OEMs for our revenue in any period, the identity of those OEMs may change depending on the timing of their mobile device releases, seasonal user purchasing patterns and launch dates set by MNOs. We expect our operating results for the foreseeable future to depend on sales to a small number of OEMs and on the ability of these OEMs to sell mobile devices that incorporate our processors. Our revenue may fluctuate from quarter to quarter as our sales are dependent upon the timing of OEMs’ design cycles and product introductions. Substantially all of our sales to date have been made on a purchase order basis, which permits our OEMs to cancel, change or delay product purchase commitments with little or no notice to us and may make our revenue volatile from period to period. Our OEMs are generally not obligated to purchase from us and may purchase voice and audio solutions from our competitors.

We typically work with OEMs to obtain design wins prior to the OEM entering into an agreement with an MNO to produce a given mobile device. However, even if the design win is awarded, the OEM or MNO may cancel a given mobile device launch. Although it would be time consuming for an OEM to design our products out of mobile devices currently in production, an OEM may seek to do so or to establish a second source. We do not have agreements with our OEMs requiring them to incorporate our processors in future mobile devices. Our OEMs are not obligated to complete the development or begin commercial shipment of any devices that incorporate our processors.

These OEMs or their CMs may purchase fewer of our processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products or decide not to purchase our products at all. Decreased purchases by our major OEMs, whether for current or future mobile device models in which our products were included or otherwise, changes in their purchasing patterns, modification of terms or a disruption or termination of our relationships with our major OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows. This type of loss could also cause significant fluctuations in our results of operations because we have significant fixed expenses in the short term and our sales and development cycle to obtain new design wins and new OEMs is long.

If we are unable to diversify our revenue by maintaining or extending our relationships with our current OEMs or establishing new OEM relationships, our growth may be limited, and our business, financial condition, operating results and cash flows could be adversely affected.

We have historically derived a substantial majority of our revenue from sales to a small number of OEMs. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve market acceptance. We cannot assure you that we will be able to sustain our revenue from our existing OEMs. Our OEMs typically buy our processors on a purchase order basis and do not enter into long-term contracts or minimum purchase commitments that would obligate them to continue to buy additional processors from us in the future. Although we seek to grow our OEM base through new design wins, our sales and development cycle to obtain initial design wins from new OEMs is long and subject to uncertainties and we cannot assure you that we will be successful in doing so. Even if we are successful in obtaining design wins with new OEMs, our existing OEM customers may continue to account for a substantial portion of our sales in the future. If we are unable to generate repeat business from our existing OEMs, generate revenue from new OEMs or expand into broader markets, our operating results would be adversely affected.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we have recorded a net loss in every year prior to 2010. We had net losses of $14.5 million in 2008 and $16.8 million in 2009. As of June 30, 2012, our accumulated deficit was $33.7 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we achieved profitability during 2010, 2011 and three and six months ended June 30, 2012, we may not be able to sustain profitability in the future. Failure to sustain profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, and you should not rely on our quarterly comparisons as an indicator of future performance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Our sales cycles are long and unpredictable and our sales efforts require substantial time and expense. Our revenue is difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly. We ship a significant portion of our processors in the same quarter in which they are ordered such that small delays in receipt of purchase orders and shipment of products could result in our failure to achieve our internal forecasts or stock market expectations. In any quarter, our revenue may be largely attributable to the timing of our OEMs’ orders. Our OEMs often increase purchases of our processors as part of product launches and the timing of those product launches may cause the timing of our orders with our OEMs to fluctuate. Our revenue depends on the ability of OEMs to sell mobile devices that incorporate our processors. In addition, we expect our gross margins to fluctuate over time depending on the mix of more recently introduced, higher margin products and older products that are subject to declining margins, as well as the mix between sales of processors and license of our processor IP. For these reasons, comparisons of our operating results on a period to period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or the securities analysts that follow us, the price of our common stock may decline.

Other factors that are difficult to predict and that may affect our operating results include:

•	the timing and magnitude of shipments of our processors and the sale of mobile devices that have integrated our processor IP in each quarter;

•	the extent to which and the timing of when our OEMs launch new mobile devices incorporating our voice and audio processors;

•	deferral of purchases of existing mobile devices in anticipation of new devices from our OEMs;

•	the introduction of new mobile device operating systems or upgrades and their impact on sales of existing mobile devices;

•	the timing of product introductions or upgrades or announcements by us or our competitors;

•	the gain or loss of one or more design wins with one or more significant OEMs;

•	fluctuations in demand and prices for our voice and audio processors;

•	increases in the cost to manufacture, assemble and test our processors;

•	OEMs overbuilding inventories of mobile devices and reducing purchases of our solutions as they use their excess inventory;

•	efforts to reduce the cost and/or the bill of materials of OEMs’ mobile devices and the impact on our pricing;

•	our ability to anticipate changing demands and develop new technologies, products and improvements that meet OEM and MNO requirements on a timely basis;

•	production delays as a result of manufacturing capacity or quality issues;

•	unanticipated sales return reserves or charges for excess or obsolete inventory;

•	changes in industry standards in the mobile device industry;

•	any change in the competitive landscape of our industry, including consolidation or the emergence of new competitors;

•	general economic conditions in the markets in which we operate; and

•	other factors outside of our control.

For these reasons, comparisons of our operating results on a period to period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

The market for mobile device components is highly competitive and includes larger companies with significantly greater resources than we have. If we are unable to compete effectively, we may experience decreased sales or increased pricing pressure, which would adversely impact our business, financial condition, operating results and cash flows.

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. Currently, we only provide voice and audio processors and do not compete in other aspects of the mobile device component market. In the future, we may elect to expand our offerings to include other subsystem components and we would need to compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or components with other functionalities and compete with us.

We currently face competition from a number of established companies that produce components for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Maxim Integrated Products, Inc., ON Semiconductor Corporation, Qualcomm Incorporated, Texas Instruments Incorporated, Wolfson Microelectronics plc and Yamaha Corporation. We also face competition from smaller, privately held companies and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems.

Each of our well established current and potential competitors have longer operating histories, greater brand awareness, a more diversified OEM base, a longer history of selling voice and audio subsystem components to OEMs and significantly greater financial, technical, sales, marketing and other resources than we have. As a result of their established presence in the industry, some of our competitors have substantial control and influence over future trends in the industry, including acceptance of a particular industry standard or competing technology. Many of our competitors benefit from long-standing relationships selling voice and audio subsystem components to key decision makers at many of our current and prospective OEMs. Our competitors may be able to leverage these existing OEM relationships to persuade our current and potential OEMs to purchase our competitors’ products, regardless of the performance or features of our processors. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, which could allow them to introduce new technologies and products to the market faster than we can. In addition, the lack of widely accepted objective measures and testing standards for sound quality may make it difficult for OEMs and MNOs to assess the benefits of our solutions or differentiate our solutions from those of our competitors.

Because many of our competitors have greater resources than we have and are able to offer a more diversified and comprehensive bundle of products and services, these competitors may be able to adopt more aggressive pricing policies than we can, through which they could deliver competitive products or technologies at a lower price than our processors. Due to the larger production and sales volumes enjoyed by our larger competitors across multiple product families, our competitors may be able to negotiate price reductions, production dates and other concessions from their suppliers that we cannot. If our competitors are able to undercut our prices, we may be unable to remain competitive in the industry and lose sales or be forced to reduce our selling prices. This could result in reduced gross margins, increased sales and marketing expenses or our failure to increase or maintain market segment share, any of which could seriously harm our business, financial condition, operating results and cash flows.

Our ability to compete effectively depends on a number of factors, including:

•	our processors’ scalability, performance, quality, ease of use and cost effectiveness relative to those of our competitors’ products;

•	our success in developing and creating demand for new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract, retain and support other OEMs and to establish and maintain relationships with MNOs;

•	our ability to recruit and retain engineering, sales and marketing personnel;

•	our products’ interoperability with various data access protocols and other voice and audio subsystem components of mobile devices;

•	our ability to continue to establish greater name recognition and build upon our reputation in the industry;

•

our ability to respond effectively to aggressive business tactics by our competitors, including selling at lower prices or asserting intellectual property rights, irrespective of the validity of the claims; and

•	our ability to protect our intellectual property.

If the market for mobile devices with improved sound quality and the demand for our products do not continue to grow as we expect, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Our processors are designed to address the sound quality challenges faced by users with their mobile devices. OEMs and MNOs may decide that the costs of improving sound quality outweigh the benefits, which could limit demand for our solutions. Users may also be satisfied with existing sound quality or blame poor quality on their MNOs’ networks. The market for our products is evolving rapidly and is technologically challenging, and our future financial performance will depend in large part on growth of this market and our ability to adapt to user, OEM and MNO demands. Our current products are solely focused on improving the sound quality of mobile devices. Consequently, we are vulnerable to fluctuations in or the absence of demand for products that improve sound quality. A number of factors could adversely affect the growth in the market or the demand for our products, including the following:

•	introduction of new mobile devices with different components or software that provide the same function as our products;

•	internally developed solutions that reduce the demand for our products;

•	improved wireless network technology that performs similar functions to those currently performed by our solutions;

•	lack of user acceptance of sound quality improvements that we may develop or our inability to timely develop product enhancements that satisfy user requirements;

•	OEM budgetary constraints or reduced bill of materials spending on sound quality solutions; and

•	OEM design constraints for sound quality solutions and tradeoffs they face in the design process.

If the average selling prices of our products decrease, our revenue and gross margins could decline.

Consistent with trends in the semiconductor industry, we have reduced the price of our products in the past and may do so in the future. Because of the resources available to and the broader product portfolios of many of our large, established competitors, erosion in average selling prices throughout our industry could have a larger impact on our business than on these large competitors. We may also elect to sell lower priced products to address the requirements of mobile devices with lower price points, which could cause our average selling prices, revenue and gross margins to decline. Our average selling prices and gross margins may vary substantially from period to period as a result of the mix of products we sell during any given period and the relative proportion of royalty revenue. As a result, our revenue and gross margin results in any period may fall short of investors’ and securities analysts’ expectations and our stock price may decline.

If the average selling prices for our existing products decline without offsetting cost reductions and we are unable to introduce and develop significant demand for higher margin processors, we may be unable to maintain our gross margins.

If we are unsuccessful in developing, selling or licensing new products that achieve market acceptance, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced.

We compete in a market characterized by rapid technological change, frequent new product introductions, changing OEM needs, evolving MNO requirements and increasing user demands. We expect technical requirements of voice and audio solutions in mobile devices to evolve rapidly. Improvements in existing technologies and applications may reduce or eliminate the need for our products. The role played by our products may also be filled by products combining voice and audio processing and other aspects of the voice and audio subsystem. Improvements in other emerging technologies, such as reduction of background noise through MNO network components, could have a similar effect. Our future growth depends on our ability to anticipate future market needs and to successfully design, develop, market and sell new products that provide increasingly higher levels of user experience, performance, functionality and reliability that meet the cost expectations of our OEMs. We may also need to expand our product portfolio to perform some of the other functions of the voice and audio subsystems in mobile devices to achieve widespread market acceptance. Developing our products is expensive and the development investment may involve a long payback cycle. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and extend our competitive position.

Our new products must address technological changes and evolving industry standards and may not achieve market acceptance. In the event that new products require features that we have not developed or licensed, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology.

We cannot assure you if or when the products and solutions on which we have focused our research and development expenditures will become commercially successful or generate a sufficient return. Despite our efforts to develop new and successful voice and audio processor solutions, our competitors, many of whom have greater financial and engineering resources than we do, may be able to introduce new processors or develop new technologies more quickly than we can. If our investments in research and development do not provide the desired returns in a timely manner or if the new solutions we develop do not achieve market acceptance, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy.

Our sales cycles can be long and unpredictable. Our sales efforts often require substantial time and expenses and are often more than a year in advance of the first commercial sale of the mobile devices including our products.

Our sales efforts involve educating our current and prospective OEMs and MNOs about the use and benefits of our processors as compared to sound quality solutions they currently use or other solutions that are available. OEMs often undertake a significant design, evaluation and test process that can result in a lengthy sales cycle that ranges from nine to 12 months, but has, in some cases, exceeded 12 months from initial contact to the award of a design win. We spend substantial time and resources on our sales efforts without any assurance that they will result in a design win or that the mobile device will be produced at scale. The award of design wins by our current and prospective OEMs are frequently subject to bill of material constraints, multiple approvals and a variety of administrative, processing and other delays. Purchases of our processors may also occur in connection with a new product launch, which may be delayed or postponed indefinitely. Once we secure a design win, it may be 12 to 24 months before the OEM begins commercial production of a corresponding mobile device and we begin to generate revenue. The effect of these factors tends to be magnified in the case of substantial mobile device redesigns that are unrelated to our products.

The selection processes for mobile device designs are lengthy and can require us both to incur significant design and development expenditures and dedicate significant engineering resources in pursuit of a single OEM opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our OEMs’ products likely will have short life cycles. Failure to obtain a design win could prevent us from supplying an entire generation of a product. This could cause us to lose revenue and require us to write off obsolete inventory and could weaken our position in future competitive selection processes.

Our lengthy and uncertain sales cycles make it difficult for us to predict when OEMs may purchase and accept products from us or sell mobile phones that have integrated our licensed processor IP, may prevent us from recognizing revenue in a particular quarter and ultimately may not produce any sales. As a result, our operating results may vary significantly from quarter to quarter.

If we are unable to adequately control our cost of revenue, our gross margins could decrease, we may not sustain or maintain profitability and our business, financial condition, operating results and cash flows could suffer.

The largest component of our cost of revenue is production costs of our processors. We have made, and expect to continue to make, significant efforts to reduce the cost of our processors, including but not limited to wafer costs. Our processors are fabricated by Taiwan Semiconductor Manufacturing Company Ltd. (TSMC), for which we are not a large customer. We rely on third parties, such as Signetics Corporation (Signetics), for assembly, packaging and test. The low volume of our orders relative to other customers at these suppliers makes it difficult for us to control the cost of the fabrication of our processors. As compared to our larger competitors, we typically do not purchase a sufficiently high volume of wafers and services to obtain the discounts that our larger competitors may be able to obtain from their foundries and other suppliers. We do not have long-term supply contracts with our suppliers, which further limits our ability to control costs. If we are unable to reduce, or maintain controls over, our cost of manufacturing relative to our selling prices, our business, financial condition, operating results and cash flows could be materially and adversely impacted.

We may experience difficulties demonstrating the value to OEMs and MNOs of newer, higher priced and higher margin products if they believe our existing products are adequate to meet user expectations regarding sound quality, which would cause our revenue to decline and negatively affect our business, financial condition, operating results and cash flows.

As we develop and introduce new solutions, we face the risk that OEMs may not understand or be willing to bear the cost of incorporating these newer solutions into their mobile devices. MNOs may also be unwilling to require OEMs to include newer sound quality solutions if they believe users are satisfied with current solutions. Transitioning OEMs and MNOs to newer generations of solutions involves a substantial amount of time educating them on the benefits provided by the newer solutions, particularly since there are currently no common objective measures or testing standards for sound quality. Regardless of the improved features or superior performance of the newer solutions, OEMs may be unwilling to adopt our new solutions as a result of design or bill of material constraints associated with their new mobile device introductions. We must also successfully manage product transition in order to minimize disruption in our OEMs’ ordering and purchasing patterns, provide timely availability of sufficient supplies of new products to meet OEM demand and avoid reductions in the demand for our existing processors. If we fail to manage the transition successfully, we may have to write down or write off excess inventory of the older generation of processors. Due to the extensive time and resources that we invest in developing new solutions, if we are unable to sell OEMs new generations of our solutions, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively impacted.

We are dependent on sales of mobile devices that incorporate our voice and audio processors and our processor IP, and a decline in the demand for these mobile devices could harm our business.

Since inception, our revenue has been generated from the sale of processors for mobile devices. Continued market adoption of mobile device sound quality solutions is critical to our future success. Our success is also dependent on our OEMs’ ability to successfully commercialize their mobile devices in which our solutions are incorporated. The markets for our OEMs’ mobile devices are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and increased device convergence and capabilities. Mobile devices incorporating our solutions may not achieve market success or may become obsolete. We cannot assure you that our OEMs will dedicate the resources necessary to promote and commercialize mobile devices incorporating our solutions, successfully execute their business strategies for these mobile devices, be able to manufacture quantities sufficient to meet demand or cost effectively manufacture mobile devices at high volume. Any of these factors, as well as more general mobile device industry issues, could result in a decline in sales of mobile devices that incorporate our products. If demand for our products or our OEMs’ mobile devices were to decline, fail to continue to grow at all or in a manner consistent with expectations, our revenue would decline and our business would be harmed.

If our voice and audio processors fail to integrate or interoperate with our OEMs’ product designs, including various system control and audio interface protocols, we may be unable to maintain or increase market segment share and we may experience reduced demand for our processors.

Our products must integrate and interoperate with our OEMs’ existing and future mobile devices, including components such as baseband processors, audio codecs, microphones and software applications, each of which may have different specifications. When new or updated versions of these components, interface protocols or software applications are introduced, or if we find defects in other vendors’ or our OEMs’ software or hardware or an incompatibility or deficiency in our products, we may need to develop updated versions of our products so that they interoperate properly. We may not complete these development efforts quickly, cost effectively or at all. These development efforts may require substantial capital investment and the devotion of substantial resources. If we fail to achieve and maintain compatibility with components, interface protocols or software applications, our products may not be able to fulfill our OEMs’ requirements, or we may experience longer design win and development cycles or our solutions may be designed out of mobile devices. As a result, demand for our products may decline and we may fail to increase or maintain market segment share.

We are subject to business uncertainties that make it difficult to forecast demand and production levels accurately and to have our products manufactured on a timely basis, which could interfere with our ability to deliver our processors and generate sales.

Sales of our processors are generally based on purchase orders with our OEMs rather than long-term purchase commitments. As a result, it is difficult to accurately forecast OEM demand for future periods. Our primary foundry, TSMC, produces integrated circuits for other fabless semiconductor companies in volumes that are far greater than ours. We do not have supply or timing commitments from TSMC and our production orders are typically filled on a delayed basis as production capacity becomes available between larger orders. In order to secure foundry space for the production of our processors on a timely basis and to ensure that we have sufficient inventory to meet our OEMs’ demands, we place orders with TSMC well in advance of receipt of OEM orders. If we inaccurately forecast demand for our processors, we may have excess or inadequate inventory or incur cancellation charges or penalties. Excess inventory levels could result in unexpected charges to operations that could adversely impact our business, financial condition, operating results and cash flows. Conversely, inadequate inventory levels could cause us to forego revenue opportunities, potentially lose market segment share and harm our OEM relationships. As we continue to introduce new products, we may need to achieve volume production rapidly. We may need to increase our wafer purchases, foundry capacity and assembly, packaging and test operations if we experience increased demand. The inability of TSMC to provide us with adequate supplies of our processors on a timely basis, or an inability to obtain adequate quantities of wafers or packages, could cause a delay in our order fulfillment and could interfere with our ability to generate revenue.

We rely on a limited number of manufacturing, assembly, packaging and test, as well as logistics, contractors, in some cases single sources, and any disruption or termination of these arrangements could delay shipments of our voice and audio processors and reduce our revenue.

We rely on a limited number of contractors for several key functions in producing our processors, including the processors themselves, which are primarily manufactured by TSMC. We also rely on third parties, such as Signetics, for assembly, packaging and test, and other contractors for logistics. This reliance on a limited number of contractors involves several risks, including:

•	capacity constraints;

•	price increases;

•	delivery delays; and

•	yield and other quality issues.

If any of these contractors were to cancel or materially change their commitments to us or fail to meet the quality or delivery requirements needed to allow us to timely manufacture, assemble, package, test and deliver our processors, we could lose time-sensitive OEM orders or be forced to pay damages for the cost of replacement components, be unable to develop or sell certain processors cost effectively or on a timely basis, if at all, and experience significantly reduced revenue. In the event that it became necessary to find other contractors, transition to a new vendor could take significant time due to the technology development process and other qualification criteria for a different contractor. For example, developing a second source foundry for one of our products could require us to redesign the product to meet the specialized requirements of that foundry. Inadequate supplies of critical components, such as wafers or packages, may also impair our ability to fulfill orders in a given quarter and/or result in a decrease in our gross margins.

We currently rely primarily on TSMC to manufacture our processors. Our reliance on TSMC reduces our control over the fabrication process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with TSMC effectively, or if TSMC experiences delays, disruptions, capacity constraints or yield problems in its operations, our ability to ship products to our OEMs could be impaired and our competitive position and reputation could be harmed. We do not have a supply agreement with TSMC and TSMC is under no obligation to continue to supply us at all or at the capacity we need. We are a relatively small customer of TSMC and, in times of capacity constraint, we may not receive the capacity allocation we need. If TSMC is unwilling or unable to meet our production requirements, we would be required to engage a new foundry. Qualifying a new foundry and commencing volume production would be expensive and time consuming. While we have engaged GLOBALFOUNDRIES Inc. (Globalfoundries) to produce prototypes for some of our products, the transfer of additional products to Globalfoundries may require significant redesign of such processors. Any redesign may take nine months or more to complete and may involve further delays if such redesigned products do not meet our or our OEMs’ performance specifications. If we are required to change foundries or move between production lines of a particular foundry or other supplier for any reason, this could disrupt the supply of our processors and increase our costs.

Disruption or termination of supplies from TSMC or Globalfoundries and problems with yield of good die from the wafers we purchase from them could delay shipments of our products and materially and adversely affect our operating results. Production delays and quality defects are often outside of our control and are difficult to predict. Any delay of shipments or the existence of defects in our products could damage our relationships with current and prospective OEMs, increase our costs due to the time and money spent remedying the defects and reduce our revenue.

If flaws in the design, production or test of our processors were to occur, we could experience a failure rate in our products that could result in substantial yield reductions, increased manufacturing costs and harm to our reputation. Even minor deviations in the manufacturing process can cause substantial manufacturing yield losses or cause halts in production. We have in the past, and may in the future, experience quality problems with the die provided by our foundries. Our foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner, which may affect the quality or reliability of our products. Although we have procedures in place to monitor the quality of our foundries’ processes, we cannot assure you that our efforts will be sufficient to avoid a rate of failure in our processors that results in substantial delays in shipment or significant repair or replacement costs, any of which could result in lost sales, harm to our reputation and an increase in our operating costs.

Any errors or defects discovered in our products after commercial release could result in a loss of OEM business, a termination of design wins or increased warranty costs, any of which may adversely affect our business, financial condition, operating results and cash flows. We may also face claims for product liability and breach of warranty, including claims relating to the manner in which our products interact with other components of mobile devices produced by our OEMs. We may also be required to indemnify our OEMs for losses allegedly caused by our voice and audio solutions that are incorporated into their mobile devices. Any warranty or other rights we may have against our suppliers for yield or other quality issues caused by them may be more limited than those our OEMs have against us, based on our relative size, bargaining power or otherwise. We cannot assure you that our warranty reserves will be sufficient or either increase or decrease in future periods. Defending a lawsuit, regardless of its merit, could be costly and might divert management’s attention and adversely affect the market’s perception of us and our solutions. In addition, if the amount and scope of our business liability insurance coverage proves inadequate for a claim, or future coverage is unavailable on acceptable terms or at all, our business, financial condition, operating results and cash flows could be harmed.

Our voice and audio processors may fail to meet OEM or MNO specifications or may contain undetected software or hardware defects, either of which could cause degradation in sound quality that might result in liability to us or our OEMs or MNOs, harm to our reputation, a loss of OEMs and a reduction in our revenue.

Our processors are highly technical and complex. In many cases, our processors are assembled in customized packages or feature high levels of integration. Our products may fail to meet exacting OEM specifications for sound quality, performance and reliability or may contain undetected errors, defects or security vulnerabilities that could result in degradation in voice and audio data quality. Some errors in our processors may only be discovered after they have been incorporated into our OEMs’ mobile devices. Resolving these errors and defects may require a significant amount of time and resources. If our voice and audio processors fail to meet OEM or MNO specifications or contain undetected software or hardware defects, we and our OEMs or MNOs may incur liability, our reputation and relationships with our OEMs and MNOs may be harmed and our revenue and results of operations may be adversely affected.

If we are unable to maintain or expand our relationships with MNOs or establish new MNO relationships, we may not be able to affect MNO demand for mobile devices that meet high sound quality specifications, which may limit our growth and adversely affect our business, financial condition, operating results and cash flows.

We have invested and continue to invest significant resources in working with MNOs to educate them about the impact of sound quality on the user experience in order to increase awareness of and demand for our processors. We also intend to collaborate with MNOs in new geographic markets in order to extend our geographic reach. MNOs may not value the improvements in sound quality that our products can provide. The specifications that MNOs impose on their OEMs may not be sufficiently high to differentiate our processors compared to the solutions of our competitors. MNOs may grant waivers to their sound quality specifications if individual mobile devices do not meet the specifications but provide other benefits to users. We do not have and do not expect to have any influence on whether a MNO waives compliance with its specifications. In addition, mobile device specifications and the level of control of MNOs over the mobile devices operating on their networks vary by OEM and geography. We do not have any long-term contracts with the MNOs we work with and these MNOs have no obligation to require the use of our products by their OEMs or to impose or enforce a certain level of sound quality specifications. If we are unable to maintain or expand our relationships with MNOs, we may not realize the potential benefits that we believe these relationships can provide. We cannot assure you that MNOs will continue to work with us to assess and evaluate their voice and audio requirements. If we are unable to maintain or expand our existing relationships with MNOs or enter into new MNO relationships, demand for our products may decline and our business, financial condition, operating results and cash flows may be adversely affected.

Our ability to benefit from NOLs may be impaired as a result of future ownership changes or changes in tax laws.

To date, we have not paid material income taxes due to our historical losses. We have significant NOLs in the United States. These NOLs will expire at various times in the future or may be rescinded with changes in tax laws or regulations. Any changes that may affect our NOLs would affect our ability to estimate our provision for income tax in the future.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its NOLs generated prior to such ownership change to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally, 5% stockholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally, three years). We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our NOLs under Section 382 of the Internal Revenue Code. Future changes in our stock ownership such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Similar rules may apply in other jurisdictions. For these reasons, it is possible that we may not be able to utilize a significant portion of our NOLs.

Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by proposed and enacted U.S. federal income tax legislation, which could affect our future operating results, financial condition and cash flows.

We seek to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our U.S. and international income changes for any reason, or if U.S. or international tax laws were to change in the future. In particular, recent changes to U.S. tax laws as well as proposed tax legislation that could become law in the future could substantially impact the tax treatment of our foreign earnings. These proposed and enacted changes, including limitations on our ability to claim and utilize foreign tax credits and deferral of interest expense deductions until non-U.S. earnings are repatriated to the United States, could negatively impact our overall effective tax rate and adversely affect our operating results. We cannot assure you that our effective tax rate will not increase in the future.

We may not be able to sustain or manage any future growth effectively. If we fail to manage our growth effectively, we may be unable to execute our business plan, sell our voice and audio solutions successfully and adequately address competitive challenges. As a result, our business, financial condition, operating results and cash flows may suffer.

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

•	maintaining and expanding our relationships with OEMs and MNOs and educating and supporting their product design and quality personnel;

•	anticipating and meeting the technology needs of users;

•	continuing to expand and improve our intellectual property portfolio and making technological advances;

•

expanding our relationships with our foundries and assembly, packaging, test and logistics providers and entering into new relationships with additional foundries, assembly, packaging, test and logistics providers to ensure that we can produce, test and deliver sufficient processors to meet market demand;

•	recruiting, hiring, integrating and retaining highly skilled and motivated individuals, including research and development and sales personnel;

•	expanding and broadening our product development capabilities, including establishing and managing our own design center outside the United States;

•	accurately forecasting revenue and controlling costs;

•	enhancing and expanding our infrastructure;

•	managing inventory levels;

•	expanding our international operations and managing increasingly dispersed geographic locations and facilities; and

•	implementing and improving our company-wide processes and procedures to address human resource, financial reporting and financial management matters.

If we are unable to execute our growth strategy effectively or to manage any future growth we may experience, we may not be able to take advantage of market opportunities, execute our business plan, sell our voice and audio solutions successfully, remain competitive, maintain OEM relationships or attract new OEMs. Our failure to effectively sustain or manage any future growth we do experience could result in a reduction in our revenue and materially and adversely affect our business, financial condition, operating results and cash flows.

If we are unable to attract and retain highly qualified personnel, our business, financial condition, operating results and cash flows would be harmed.

Our future success depends on our continued ability to attract and retain highly qualified technical, sales, support and management personnel. In particular, our ability to improve and maintain our technology requires talented software and hardware development engineers with specialized skills in areas such as computational auditory scene analysis algorithms, acoustic engineering, digital and analog integrated circuit design and mobile systems design and integration. If we are unable to recruit and retain these engineers, the quality and speed with which our solutions are developed would likely be seriously compromised and our reputation and business would suffer as a result. Our sales positions require candidates with specific sales and engineering backgrounds in the integrated circuit or mobile device manufacturing industries and we may be unable to locate and hire individuals with these credentials as quickly as needed, if at all. Once new sales personnel are hired, we need a reasonable amount of time to train them before they are able to effectively and efficiently perform their responsibilities. Failure to hire and retain qualified sales personnel could adversely impact our sales. Competition for these and the other personnel we require, particularly in the Silicon Valley area, is intense and we compete for these personnel with large, established publicly traded companies. We may fail to attract or retain highly qualified technical, sales, support and management personnel necessary for our business. If we are unable to attract and retain the necessary key personnel, our business, financial condition, operating results and cash flows could be harmed.

We may make acquisitions in the future that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our business.

In the future, we may acquire other businesses, products or technologies. We have not made any acquisitions to date and do not have any agreements or commitments for any specific acquisition at this time. Our ability to make and successfully integrate acquisitions is unproven. If we complete acquisitions, we may not strengthen our competitive position or achieve our goals in a timely manner, or at all, and these acquisitions may be viewed negatively by OEMs, financial markets or investors. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. Acquisitions may also reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

The political and economic conditions of the countries in which we conduct business and other factors related to our international operations could adversely affect our business, financial condition, operating results and cash flows.

We have generated substantially all of our revenue from sales to CMs and OEMs that manufacture in Asia and we expect sales to such CMs and OEMs to contribute a majority of our revenue in the foreseeable future. We have sales and technical support personnel in countries other than the United States and we outsource all manufacturing, assembly, packaging and test of our processors to third parties in Asia, as well as a portion of product development to a third party in India. We opened our own research and development operation outside of the United States during 2012, and we may establish administrative offices offshore and continue to add sales personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	difficulties in managing and staffing international offices and increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the challenge of managing a development team in geographically disparate locations;

•	differing employment practices and labor relations issues;

•	difficulties in enforcing contracts, judgments and arbitration awards and collecting accounts receivable and longer payment cycles;

•	impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our processors in various foreign markets;

•	difficulties in obtaining governmental and export approvals for communications, processors and other products;

•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;

•	increased exposure to foreign currency exchange rate risk;

•	burdens of complying with a wide variety of complex foreign laws and treaties and unanticipated changes in local laws and regulations, including tax laws;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights in some countries; and

•	political and economic instability.

As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. Our failure to manage any of these risks successfully could adversely affect our business, financial condition, operating results and cash flows.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing OEM base or achieving and sustaining profitability. Failure to generate sufficient revenue, achieve planned gross margins or control operating costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs, which could have a material adverse effect on our business, financial condition, operating results and cash flows and ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Our existing credit facilities preclude us from entering into additional credit agreements, other than in limited circumstances and, as a result, we may be required to issue equity securities rather than obtain additional debt financing.

We are exposed to fluctuations in currency exchange rates that could negatively impact our business, financial condition, operating results and cash flows.

Because a portion of our business is conducted outside of the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and they could have a material adverse impact on our financial results and cash flows. Historically, we have paid our suppliers and sold our products in U.S. dollars. We have also historically paid our outsourced research and development services provider in U.S. dollars. As we start performing those research and development activities ourselves and have more significant non-U.S. payroll and operating expenses, we may begin to incur material expenses in currencies other than the U.S. dollar. Increases in the value of these currencies relative to the U.S. dollar could increase our operating expenses. In addition, an increase in the value of the U.S. dollar could increase the real cost of our products to our OEMs that produce and sell their mobile devices outside of the United States. This may increase pressure on and result in erosion of our average sales prices without any offset in our production costs if we continue to pay those expenses in U.S. dollars, which could compress our margins. Average selling price erosion, compressed margins and increased operating expenses could have a negative effect on our business, financial condition, operating results and cash flows.

Our business is vulnerable to interruption by events beyond our control, including earthquakes, fire, floods, disease outbreaks and other catastrophic events.

Our corporate headquarters and the operations of our key OEMs, foundries and third-party contractors are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay area, Singapore, China, Japan and Taiwan. A significant natural disaster, such as an earthquake, tsunami, fire or flood, or other catastrophic event such as disease outbreak, could have a material adverse impact on our business, financial condition, operating results and cash flows. In the event that any of our OEMs’ or MNOs’ information technology systems, manufacturing facilities or logistics abilities are impeded by any of these events, shipments could be delayed and we could miss key financial targets, including revenue and earnings estimates, for a particular quarter.

Risks related to regulations to which we may be subject and our intellectual property

Concerns over possible health and safety risks posed by mobile devices may result in the adoption of new regulations and may otherwise reduce the demand for our products and those of our OEMs.

Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of mobile devices, which may decrease demand for our products and those of our OEMs. In recent years, the Federal

Communications Commission (FCC) and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including mobile phones and other mobile devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of mobile devices while driving. These concerns and any future legislation that may be adopted in response to them, could reduce demand for our products and those of our OEMs in the United States as well as other countries, which could materially and adversely affect our business, financial condition, operating results and cash flows.

Claims of infringement against us or our OEMs could increase our expenses, disrupt our ability to sell our voice and audio solutions and reduce our revenue.

The mobile communications industry is characterized by the existence of a large number of patents, trademarks, trade secrets and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may claim that our processors or technologies infringe or misappropriate their intellectual property rights. For instance, on May 1, 2012, Dmitry Edward Terez filed a patent infringement lawsuit in U.S. District Court for the District of Delaware against us. The complaint alleges that our products infringe U.S. Patent No. 7,124,075 held by Mr. Terez. The complaint seeks unspecified monetary damages, costs and expenses and injunctive relief against us. We have not yet been served with the complaint, and we have limited information about the specific infringement allegations, but they appear to focus primarily on pitch determination methods allegedly used in our products. The costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On July 3, 2012, Noise Free Wireless, Inc. filed a lawsuit in U.S. District Court for the Northern District of California against one of our OEMs and against us. The complaint alleges that our products infringe U.S. Patent No. 7,742,790 held by Noise Free Wireless and that our OEM infringes the same patent based on its alleged use of our products. The complaint also alleges that we misappropriated Noise Free Wireless’ trade secrets and engaged in unfair business practices based on the alleged patent infringement and trade secret misappropriation. The complaint makes additional allegations against our OEM. The complaint seeks unspecified monetary damages, costs and fees and injunctive relief against us. The costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

We expect that infringement claims and misappropriation claims may increase as the number of products and competitors in our market increases and as we gain greater visibility and market exposure as a public company. We cannot assure you that we do not currently infringe or misappropriate, or that we will not in the future infringe or misappropriate, any third-party patents or other proprietary rights. For instance, because patent applications in the United States and foreign jurisdictions are typically maintained in confidence for up to 18 months after their filing or, in some cases, for the entire time prior to issuance as a U.S. patent, third parties may have earlier filed applications covering methods or other inventions that we consider our trade secrets. The limited size of our patent portfolio may not provide meaningful deterrence against third parties alleging that we infringe their patents, particularly against patent holding companies or other adverse patent owners who have no relevant product revenue. Any claims of infringement or misappropriation by a third party, even those without merit, could cause us to incur substantial costs defending against the claims and could distract our management from our business. A party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our processors or licensing our processor IP. In addition, we might be required to seek a license for the use of the infringed intellectual property, which might not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately be unsuccessful. Any of these events could seriously harm our business, financial condition, operating results and cash flows.

Third parties may also assert infringement claims against our OEMs. Claims against our OEMs may require us to initiate or defend potentially protracted and costly litigation on an OEM’s behalf, regardless of the merits of these claims, because we generally agree to defend and indemnify our OEMs with which we have long-term agreements from claims of infringement and misappropriation of proprietary rights of third parties based on the use or resale of our products. Other OEMs, with which we do not have formal agreements requiring us to indemnify them, may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because our OEMs are much larger than we are and have much greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. If any of these claims succeeds, we might be forced to pay damages on behalf of our OEMs that could increase our expenses, disrupt our ability to sell our voice and audio solutions and reduce our revenue. A party making an infringement claim against our OEMs, if successful, could secure an injunction or other court order that could prevent our OEMs from producing or selling their mobile devices incorporating our products. Any such claims or injunction against our OEMs could seriously harm our business, financial condition, operating results and cash flows.

It is also not uncommon for foundries, packaging providers or suppliers of other components in our processors to be involved in infringement lawsuits by or against third parties. Although some of our foundries, packaging providers or other suppliers are obligated to indemnify us in connection with infringement claims related to their intellectual property rights, these parties may contest their obligations to indemnify us, or their available assets or indemnity obligation may not be sufficient to cover our losses. Third-party intellectual property infringement claims that involve us or our suppliers may require us to alter our technologies, obtain licenses or cease certain activities.

We may not be able to protect and enforce our intellectual property rights, which could harm our competitive position and reduce the value of our proprietary technology.

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of June 30, 2012, we had 14 issued U.S. patents, 81 pending U.S. patent applications and 39 pending foreign patent applications. Each of the foreign patent applications is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

Protecting against the unauthorized use of our technology, trademarks and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, financial condition, operating results and cash flows. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing their intellectual property rights than we have. We may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Patent protection outside of the United States is generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our processors are sold or may be sold in the future. Even if patents are granted outside of the United States, effective enforcement in those countries may not be available. For example, the legal regime protecting intellectual property rights in China is relatively weak and it is often difficult to create and enforce such rights. We may not be able to effectively protect our intellectual property rights in China or elsewhere. Many companies have encountered substantial intellectual property infringement in countries where we sell or intend to sell processors. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our processors at competitive prices and to be a leading provider of processors may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

We rely on the availability of third-party licenses.

Our products include intellectual property licensed from third parties, such as certain design technology, circuits and manufacturing rights for processor cores. It may be necessary in the future to renew these licenses or obtain additional licenses. We cannot assure you that the necessary licenses would be available on acceptable terms, or at all. Our failure to obtain, maintain and renew certain licenses or other rights on favorable terms, or at all, and our involvement in litigation regarding third-party intellectual property rights could have a material adverse effect on our business, financial condition, operating results and cash flows.

Failure to comply with the U.S. Foreign Corrupt Practices Act (FCPA) and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We are in the early stages of implementing our FCPA compliance program and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anticorruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

Because we incorporate U.S. origin technology into our processors, our processors are subject to U.S. export controls and may be exported or licensed outside of the United States only with the required level of export license or through an export license exception. If a transaction involves countries, individuals or entities that are the target of U.S. or other economic sanctions, licenses or other approvals from the U.S. Department of the Treasury’s Office of Foreign Assets Control or other sanctions authorities may be required and may not be granted. Various countries regulate the importation of certain encryption technology and have enacted laws that could limit our ability to distribute our processors or license our processor IP in such countries or could limit our OEMs’ ability to sell mobile devices incorporating our processors in those countries. Changes in our processors or changes in export or import or economic sanctions regulations may create delays in the introduction of our processors in international markets, prevent our OEMs with international operations from incorporating our processors in their products or, in some cases, prevent the export or import of our processors to certain countries altogether. Any change in export, import or economic sanctions regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our processors by, or in our decreased ability to export, license or sell our processors to, existing or potential OEMs with international operations. Failure to obtain required import or export approval for our processors or failure to comply with these regulations could result in penalties and restrictions on export privileges and could impair our ability to compete in international markets.

We, our OEMs and third-party contractors are subject to increasingly complex environmental regulations and compliance with these regulations may delay or interrupt our operations and adversely affect our business.

We face increasing complexity in our research and development and procurement operations as a result of requirements relating to the materials composition of many of our processors, including the European Union’s (EU’s) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive, which restricts the content of lead and certain other substances in specified electronic products put on the market in the EU after July 1, 2006 and similar Chinese legislation relating to marking of electronic products which became effective in March 2007. Failure to comply with these laws and regulations could subject us to fines, penalties, civil or criminal sanctions and contract damage claims, which could harm our business, reputation and operating results. The passage of similar requirements in additional jurisdictions or the tightening of these standards in jurisdictions where our products are already subject to such requirements could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products. Other environmental regulations may require us to reengineer our processors to use components that are compatible with these regulations and this reengineering and component substitution may result in additional costs to us.

Some of our operations, as well as the operations of our CMs and foundries and other suppliers, are also regulated under various other federal, state, local, foreign and international environmental laws and requirements, including those governing, among other matters, the discharge of pollutants into the air and water, the management, disposal, handling, use, labeling of and exposure to hazardous substances and wastes and the cleanup of contaminated sites. Liability under environmental laws can be joint and several and without regard to comparative fault. We cannot assure you that violations of these laws will not occur in the future, as a result of human error, accident, equipment failure or other causes. Environmental laws and regulations have increasingly become more stringent over time. We expect that our products and operations will be affected by new environmental requirements on an ongoing basis, which will likely result in additional costs, which could adversely affect our business. Our failure to comply with present and future environmental, health and safety laws could cause us to incur substantial costs, result in civil or criminal fines and penalties and decreased revenue, which could adversely affect our operating results. Failure by our foundries or other suppliers to comply with applicable environmental laws and requirements could cause disruptions and delays in our product shipments, which could adversely affect our relations with our OEMs and adversely affect our business and results of operations.

As a result of efforts by us and our third-party contractors to comply with these or other future environmental laws and regulations, we could incur substantial costs, including those relating to excess component inventory, and be subject to disruptions to our operations and logistics. In addition, we will need to procure the manufacture of compliant processors and source compliant components from suppliers. We cannot assure you that existing laws or future laws will not have a material adverse effect on our business.

Risks related to the ownership of our common stock

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year beginning with the first full fiscal year after the effective date of this offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, once we are no longer an emerging growth company as defined in the JOBS Act, an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We are in the very early stages of the costly and challenging process of hiring personnel and compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we would lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Our independent auditors will not be required to attest to their effectiveness while we are an emerging growth company under the JOBS Act. If our independent auditors determine we have a material weakness or significant deficiency in our internal control over financial reporting once our independent auditors begin their reviews, investors may lose confidence in us. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and the NASDAQ Global Select Stock Market.

Although we may benefit from some of the disclosure and attestation deferrals for the period in which we remain an emerging growth company under the JOBS Act, we do not expect those deferrals to materially alter the costs and burdens we will experience as a public company. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. If we are not able to comply with these requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. Because the JOBS Act has only recently been enacted, it is not yet clear whether investors will accept the more limited disclosure requirements that we may be entitled to follow while we are an emerging growth company. To the extent investors are not comfortable with a more limited disclosure regime, they may not be comfortable purchasing and holding our common stock if we elect to comply with the reduced disclosure requirements. We also expect that, as a public company, it will be more expensive for us to obtain director and officer liability insurance.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on any research and reports that securities or industry analysts publish about us or our business. A small number of securities analysts’ commenced coverage of us after the closing of our IPO. If one or more securities or industry analysts downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts stops coverage of us or fails to publish reports on us regularly, demand for our stock could decrease which could cause our stock price and trading volume to decline.

The trading prices of our common stock could be volatile due to a number of factors.

Historically, the trading prices of the securities of technology companies have been highly volatile. Our common stock could trade at prices below the IPO price. Factors that could affect the trading price of our common stock, some of which are outside of our control, include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	variations in our operating results or those of our competitors or other companies perceived to be similar to us;

•	actual or anticipated announcements of technological innovations, new services or service improvements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant OEMs or other developments involving our OEMs;

•	recruitment or departure of key personnel;

•	level of sales in a particular quarter;

•	changes in the estimates of our operating results;

•	lawsuits threatened or filed against us;

•	sales of large blocks of our stock or other changes in the volume of trading in our stock;

•	actual or anticipated changes in recommendations by any securities analysts who elect to follow our common stock;

•	whether our operating results meet the expectations of investors or securities analysts;

•	our failure to receive ongoing analyst coverage;

•	adverse publicity and investors’ general perception of us;

•	major catastrophic events; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business or our OEMs.

If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could have a material adverse effect on your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it would likely result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our actual operating results may differ significantly from our guidance and investor expectations, causing our stock price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations. We do not accept any responsibility for any projections or reports published by any such third persons.

Guidance is necessarily speculative in nature and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.

Insiders have substantial control over us, which could limit your ability to influence corporate matters.

As of June 30, 2012, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 68.4% of our outstanding common stock. As a result, these stockholders, if acting together, are able to determine all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to control the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; and

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of us or changes in our management and therefore depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may consider advantageous. These provisions:

•	provide that directors may only be removed for cause;

•	authorize the issuance of blank check preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of us by prohibiting stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of discouraging, delaying or preventing a change in control of us could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

We do not expect to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends for the foreseeable future. We expect to retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our existing credit agreement precludes us from paying cash dividends. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

ITEM 2. Unregistered sales of equity securities and use of proceeds

Use of proceeds

On May 9, 2012, our registration statement (No. 333-179016) on Form S-1 was declared effective for our IPO, pursuant to which we registered the offering and sale of an aggregate of 6,060,707 shares of common stock, at a price of $17.00 per share, including 270,180 shares sold by selling stockholders. Included in the above amount is the underwriters’ overallotment of 790,527 shares of common stock, which overallotment was exercised on May 14, 2012. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The offering, which closed on May 15, 2012, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Pacific Crest Securities LLC.

As a result of the offering, we received net proceeds of approximately $91.5 million, which is comprised of gross proceeds from shares we issued in the IPO of $98.4 million, offset by underwriting discounts and commissions of $6.9 million. Our aggregate offering costs were $4.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We anticipate that we will use the net proceeds from the IPO for working capital and other general corporate purposes, which may include sales and marketing expenditures, general and administrative expenditures, developing new products and funding capital expenditures. We also may use a portion of the net proceeds to acquire or license products, technologies or businesses we believe to be complementary. However, we do not have agreements or commitments for any specific acquisitions at this time. We will have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we intend to invest the net proceeds in money market funds and investment grade debt securities. There has been no material change in the planned use of proceeds from our IPO from that described in our Prospectus.

Sale of unregistered securities

From April 1, 2012 to June 30, 2012, we sold 91,022 shares of our common stock to employees and consultants upon the exercise of stock options for aggregate consideration of $169,000. During the same period, we sold 110,269 shares of common stock to three existing stockholders upon the exercise of warrants for aggregate consideration of $400,000.

ITEM 6. Exhibits

Incorporated by reference herein

Exhibit number	Description	Form	Date

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between Audience, Inc. and CarrAmerica National Avenue, L.L.C.	Current Report on Form 8-K	June 11, 2012

10.17	Offer letter to Eitan Medina, dated June 1, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2012

AUDIENCE, INC.

	By:	/S/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: August 7, 2012	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Incorporated by reference herein

Exhibit number	Description	Form	Date

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between Audience, Inc. and CarrAmerica National Avenue, L.L.C.	Current Report on Form 8-K	June 11, 2012

10.17	Offer letter to Eitan Medina, dated June 1, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.