Form 10-Q
period 2012-09-30
AUDIENCE INC
filed 2012-11-06
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at September 30, 2012 was: 20,345,747.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

Audience, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$97,735	$15,983
Restricted cash	40	40
Marketable securities	22,052	—
Accounts receivable, net of allowance for sales returns of $2 and $0, respectively	13,239	8,465
Inventories	11,538	20,242
Prepaid expenses and other current assets	2,409	2,659

Total current assets	147,013	47,389
Property and equipment, net	5,509	2,237
Long-term deposit	642	69
Restricted cash—noncurrent portion	170	170
Total assets	$153,334	$49,865

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Equipment leasing	$—	$103
Accounts payable	5,427	7,711
Accrued and other current liabilities	7,435	4,405
Deferred credits and income	289	474
Financing obligation for construction in progress	630	—

Total current liabilities	13,781	12,693
Deferred rent—noncurrent portion	33	132
Convertible preferred stock warrant liability	—	1,137

Total liabilities	13,814	13,962

Commitments and contingencies (Note 8)

Convertible preferred stock:
$0.001 par value—no shares authorized, issued or outstanding at September 30, 2012; 400,424,913 shares authorized and 13,205,180 shares issued and outstanding at December 31, 2011	—	74,348

Stockholders’ equity (deficit):
Preferred stock:
$0.001 par value—50,000,000 shares authorized and no shares issued and outstanding at September 30, 2012; no shares authorized, issued or outstanding at December 31, 2011	—	—
Common stock:
$0.001 par value—500,000,000 shares authorized and 20,345,747 shares issued and outstanding at September 30, 2012; 600,000,000 shares authorized and 1,023,736 shares issued and outstanding at December 31, 2011	20	1
Additional paid-in capital	169,488	3,732
Accumulated other comprehensive income (loss)	1	(31)
Accumulated deficit	(29,989)	(42,147)

Total stockholders’ equity (deficit)	139,520	(38,445)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$153,334	$49,865

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of comprehensive income

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Hardware	$32,252	$26,306	$72,805	$79,716
Licensing	8,499	—	32,411	—

Total revenue	40,751	26,306	105,216	79,716
Cost of revenue	18,355	13,798	44,392	35,745

Gross profit	22,396	12,508	60,824	43,971
Operating expenses:
Research and development	9,501	4,388	23,047	14,605
Selling, general and administrative	9,102	5,820	24,773	14,870

Total operating expenses	18,603	10,208	47,820	29,475

Income from operations	3,793	2,300	13,004	14,496
Interest income (expense), net	77	—	90	(5)
Other income (expense), net	(39)	101	(504)	(557)

Income before income taxes	3,831	2,401	12,590	13,934
Provision for income taxes	(167)	—	(432)	—

Net income	$3,664	$2,401	$12,158	$13,934

Net income per share:
Basic	$0.18	$0.06	$0.57	$0.67

Diluted	$0.16	$0.05	$0.49	$0.58

Weighted average shares used in computing net income per share:
Basic	20,342	982	10,956	925

Diluted	23,159	3,802	13,816	3,196

Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$(20)	$31	$(41)

Net comprehensive income	$3,664	$2,381	$12,189	$13,893

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$12,158	$13,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,053	586
Write-down of inventory to net realizable value	2,953	192
Change in fair value of convertible preferred stock warrants	290	556
Stock—based compensation	2,190	784
Loss on disposal of property and equipment	20	—
Amortization/accretion of marketable securities	28	—
Non—cash rent expense	148	—
Changes in assets and liabilities:
Accounts receivable	(4,775)	(1,810)
Inventories	5,751	(4,435)
Prepaid expenses and other assets	(1,784)	(742)
Accounts payable	(1,747)	1,011
Accrued and other liabilities	2,879	2,081
Deferred credits and income	(284)	385

Net cash provided by operating activities	18,880	12,542

Cash flows from investing activities
Purchases of property and equipment	(3,715)	(1,299)
Purchases of marketable securities	(22,079)	—
Change in restricted cash	—	9

Net cash used in investing activities	(25,794)	(1,290)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	91,548	—
Proceeds from exercise of preferred stock warrants	400	—
Proceeds from exercise of stock options	512	247
Payment in connection with initial public offering costs	(3,723)	(156)
Repayment of equipment term loan	(102)	(103)

Net cash provided by financing activities	88,635	(12)

Effect of exchange rate change on cash and cash equivalents	31	(41)

Net increase in cash and cash equivalents	81,752	11,199
Cash and cash equivalents
Beginning of period	15,983	12,095

End of period	$97,735	$23,294

Supplemental disclosure of noncash financing activities:
Noncash obligation for property, plant and equipment	$630	$—
Conversion of convertible preferred stock to common stock	$74,348	$—
Conversion of preferred stock warrants to common stock warrants	$23	$—

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

We outsource the manufacture of our voice and audio processors to independent foundries and use third parties for assembly, packaging and test. We sell our voice and audio processors globally, directly to original equipment manufacturers (OEMs) and their contract manufacturers (CMs) and indirectly through distributors. In 2012, we also began to recognize royalty revenue for the use of our semiconductor intellectual property (processor IP) in the 2011 model of the mobile phones of a single OEM.

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act) with the U.S. Securities and Exchange Commission (SEC) on May 10, 2012 (Prospectus). Our accounting policies are described in the “Notes to consolidated financial statements” in our Prospectus and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Concentration of risk

As of September 30, 2012, two customers accounted for 57% and 27% of total accounts receivable. As of December 31, 2011, two customers comprised 74% and 15% of total accounts receivable, respectively.

For the three and nine months ended September 30, 2012, Foxconn International Holdings, Ltd. and its affiliates (collectively, Foxconn), a CM, accounted for 14% and 15% of our total revenue, respectively, and 51% and 70% of our total revenue for the three and nine months ended September 30, 2011, respectively. Samsung Electronics Co., Ltd (Samsung), one of our OEMs, accounted for 55% and 45% of our total revenue for the three and nine months ended September 30, 2012, respectively, and 30% and 17% of our total revenue for the three and nine months ended September 30, 2011, respectively. Protek (Shanghai) Limited and its affiliates (collectively, Protek), a CM, accounted for less than 10% of our total revenue for both the three and nine months ended September 30, 2012, and 10% of our total revenue for both the three and nine months ended September 30, 2011. In addition, with respect to the 2011 model of its mobile phones, Apple Inc. (Apple) transitioned from the purchase of our processors to licensing of our processor IP for a royalty. We began to recognize royalty revenue in 2012, which accounted for 21% and 31% of our total revenue for the three and nine months ended September 30, 2012, respectively. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2012 and 2011.

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

Revenue recognition

We derive revenue from the direct sale of voice and audio processors to CMs and OEMs and indirect sales of processors to OEMs through distributors. We recognize revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. These criteria are usually met when our processors are shipped to an OEM under INCOTERMS 2000 commercial terms, which are typically free carrier (FCA), delivered at terminal (DAT) and delivered at place (DAP) shipping point. We also ship a significant portion of our products to the inventory hubs of CMs and recognize the related revenue as the CMs notify us in writing that they have drawn our products from the hub, at which point delivery and transfer of title and risk of ownership has occurred.

Although we do not recognize revenue from sales to our distributors upon shipment, the title and the risk of ownership for the products transfer to the distributor upon shipment as the shipping terms are typically ex works (EXW) or free on board (FOB) shipping point and the distributor is obligated to pay for the products at that time. We do not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, we have occasionally accepted returns from distributors. As a result, we defer revenue recognition, adjustments to revenue and the related costs of revenue until the distributor notifies us in writing of their resale of the products. The amounts billed to distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by the distributors, are included on our consolidated balance sheets under “Deferred credits and income.” We take into account the inventories held by our distributors in determining the appropriate level of provision for excess and obsolete inventory.

With respect to a single OEM, we earn royalties on mobile phones integrating our licensed processor IP. We recognize royalty revenue based on mobile phone shipments reported by this OEM during the quarter in which we receive the report, assuming that all other revenue recognition criteria are met at that time because we do not have other evidence to reasonably estimate the amount of royalties due. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular quarter in which our processor IP is integrated at the agreed-upon royalty rate.

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

3. Consolidated balance sheet components

Inventories

Inventories as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Work in progress	$3,772	$8,684
Finished goods	7,766	11,558

Total inventory	$11,538	$20,242

Property and equipment

Property and equipment, net as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Computers and equipment	$2,337	$1,640
Machinery and equipment	3,012	1,414
Software	727	581
Furniture and fixtures	442	401
Leasehold improvements	1,120	431
Construction in progress	1,139	—

Gross property and equipment	8,777	4,467
Accumulated depreciation and amortization	(3,268)	(2,230)

Property and equipment, net	$5,509	$2,237

On June 5, 2012, we entered into a lease agreement for our future headquarters, which will consist of 87,565 rentable square feet in Mountain View, California. The facility is in the process of being constructed. Pursuant to the lease agreement, we agreed to pay construction cost in excess of a certain amount and we have certain indemnification obligations related to the construction. As a result of our involvement during construction period, we are considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of September 30, 2012, we capitalized $1.1 million of assets as construction in progress, based on the construction costs incurred by the landlord. Upon execution of the lease agreement, we reimbursed the landlord $0.5 million for the construction cost in the form of a security deposit, and as a result, our corresponding liability of $0.6 million was reflected as a financing obligation for construction in progress.

Depreciation and amortization expense for the three and nine months ended September 30, 2012 was $423,000 and $1.1 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2011 was $226,000 and $586,000, respectively.

Accrued and other current liabilities

Accrued and other current liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Compensation	$4,064	$2,171
Professional fees	959	909
Royalties	352	490
Tenant improvements	39	63
Accrued engineering costs	240	496
Other	1,781	276

Accrued and other current liabilities	$7,435	$4,405

4. Marketable securities

We invest our excess cash primarily in U.S. government agency and treasury notes, money market funds and municipal notes and bonds that mature within one year.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	September 30, 2012
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
	(in thousands)
Money market funds	$57,918	$57,918	$—	$—
U.S. government bonds and notes	22,052	22,051	1	—

Total cash equivalents and marketable securities	79,970	79,969	1	—
Cash	39,817	39,817	—	—

Total cash, cash equivalents and marketable securities	$119,787	$119,786	$1	$—

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheet and classified as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Cash equivalents	$57,918	$2,062
Short term marketable securities	22,052	—

Total cash equivalents and marketable securities	79,970	2,062
Cash	39,817	13,921

Total cash, cash equivalents and marketable securities	$119,787	$15,983

We invest in high quality, highly liquid debt securities that mature within one year. We hold all of our marketable securities as available-for-sale and mark them to market. We currently do not intend to sell these investments nor are we required to sell these investments. As of September 30, 2012, marketable debt securities with a fair value of $80.0 million, which mature within one year had insignificant unrealized losses. However, we cannot provide any assurance that our portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us in the future to record an impairment charge for credit losses which could adversely impact our financial results.

The estimated fair value of cash equivalents and marketable securities as of September 30, 2012 was $80 million. The unrealized gains, net, were insignificant in relation to our total available-for-sale portfolio. The unrealized gains, net, were primarily due to market conditions and the demand for and duration of our U.S. government bonds and notes.

5. Fair value hierarchy

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds(1)	$57,918	$57,918	$—	$—
U.S. government bonds and notes(2)	22,052	22,052	—	—

Total available-for-sale debt securities	$79,970	$79,970	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	U.S. government bonds and notes are included in marketable securities on the condensed consolidated balance sheet ..

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds(1)	$2,062	$2,062	$—	$—

Liabilities
Convertible preferred stock warrants(2)	$(1,137)	$—	$—	$(1,137)

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	The convertible preferred stock warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net in the consolidated statements of comprehensive income. These warrants were revalued up to the date the convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of our IPO, and the liability related to these warrants were reclassified as stockholders’ equity (deficit).

Prior to the closing of our IPO, the warrants to purchase 110,269 shares of our convertible preferred stock were exercised. As a result we reclassified the aggregate fair value of $1.4 million from the liability to stockholders’ equity (deficit). The remaining warrants to purchase 1,333 shares of our convertible preferred stock converted to warrants to purchase our common stock upon the close of our IPO on May 15, 2012. As a result we reclassified the aggregate fair market value of $23,000 from the liability to stockholders’ equity (deficit), and no longer revalue the warrants. The warrants to purchase 1,333 shares of our common stock were unexercised as of September 30, 2012.

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

The following table sets forth reconciliations for our convertible preferred stock warrants:

	September 30, 2012	December 31, 2011
	(in thousands)
Beginning balance	$1,137	$315
Change in fair value of preferred stock warrants	290	822
Exercise of preferred stock warrants	(1,404)	—
Conversion of preferred stock warrants to common stock warrants	(23)	—

Ending balance	$—	$1,137

6. Income taxes

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

Our effective income tax rate was 3% for both the three and nine months ended September 30, 2012. We had zero effective income tax rates for both the three and nine months ended September 30, 2011. Our provision for income taxes was $167,000 and $432,000 for the three and nine months ended September 30, 2012, respectively, which was primarily related to income tax in foreign jurisdictions. Our provision for income taxes was immaterial for both the three and nine months ended September 30, 2011.

As of September 30, 2012, we had gross unrecognized tax benefits totaling $3.4 million, all of which were offset by a full valuation allowance. Approximately $2.5 million of our net unrecognized tax benefits, not including interest, if recognized, would affect our effective tax rate. One or more of these net unrecognized tax benefits could be subject to valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. We recognize interest and/or penalties related to income tax matters within the provision for income taxes. We had no accrued interest or penalties due to our net operating losses and tax credits available to offset any tax adjustments. We do not believe that it is reasonably possible that our unrecognized tax benefits would materially change in the next 12 months. We are subject to examination by U.S. federal and state tax authorities for all years since our inception in 2000 and are subject to examination by foreign tax authorities since the formation of our non-U.S. entities. We currently have no income tax examinations in progress nor have we had any income tax examinations since our inception.

We regularly assess the realizability of deferred tax assets based upon the weight of all available evidence, including such factors as the historical tax losses, recent earnings history and expected future taxable income, the amount and timing of which are uncertain. We believe that it is more likely than not that we will be unable to realize all of our deferred tax assets and, accordingly, full valuation allowance of $16.6 million was established for such amounts as of December 31, 2011. However, should there be a change in our ability to realize our deferred tax assets, the valuation allowance will be released, resulting in a decrease to the income tax provision in the period in which we determine that it is more likely than not that the benefit of our deferred tax assets will be realized. With our recent earnings and projected future income, we believe that it is reasonably possible that we may release a significant portion of the valuation allowance against our U.S. deferred income tax assets in the next 12 months.

7. Earnings per share

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

The following table sets forth the computation of basic and diluted net income per share under the two-class method attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income	$3,664	$2,401	$12,158	$13,934
Non-cumulative dividends to holders of preferred stock	—	(1,498)	(2,248)	(4,495)
Undistributed earnings allocable to holders of preferred stock	—	(840)	(3,709)	(8,821)

Net income—basic	3,664	63	6,201	618
Adjustment for undistributed earnings reallocated to holders of common stock	—	145	521	1,221

Net income—diluted	$3,664	$208	$6,722	$1,839

Denominator:
Weighted average shares used in computing net income per share:
Basic	20,342	982	10,956	925
Weighted average effect of potentially dilutive securities:
Options to purchase common stock	2,699	2,820	2,789	2,271
Employee stock purchase plan	117	—	70	—
Common stock warrants	1	—	1	—
Convertible preferred stock warrants	—	—	—	—

Diluted	23,159	3,802	13,816	3,196

Net income per share:
Basic	$0.18	$0.06	$0.57	$0.67

Diluted	$0.16	$0.05	$0.49	$0.58

The following potentially dilutive shares of common stock were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have had an antidilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Options to purchase common stock	923	—	345	—
Convertible preferred stock (if-converted basis)	—	13,205	6,506	13,205
Restricted stock units	18	—	18	—

Total	941	13,205	6,869	13,205

8. Commitments and contingencies

Leases

We lease office space under noncancelable agreements with various expiration dates through May 30, 2023. Rent expense was $693,000 and $1.7 million for the three and nine months ended September 30, 2012, respectively. Rent expense was $309,000 and $916,000 for the three and nine months ended September 30, 2011, respectively.

On June 5, 2012, we entered into a lease agreement for our future headquarters, which will consist of 87,565 square feet in Mountain View, California. The facility is in the process of being constructed. The contractual lease commencement date is the earlier of (i) the date upon which we first commence to conduct business in the premises, and (ii) the later to occur of (a) the date upon which the premises are ready for occupancy or (b) June 1, 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is 10 years with one option to extend the lease term for an additional period of five years.

Pursuant to the lease agreement, we agreed to pay construction cost in excess of a certain amount and we have certain indemnification obligations related to the construction. As a result of our involvement during the construction period, we are considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of September 30, 2012, we capitalized $1.1 million of assets as construction in progress, based on the construction costs incurred by the landlord. Upon execution of the lease agreement, we reimbursed the landlord $0.5 million for the construction cost in the form of a security deposit, and as a result, our corresponding liability of $0.6 million was reflected as a financing obligation for construction in progress.

Future minimum lease payments under noncancelable leases as of September 30, 2012 were as follows:

(in thousands)
Year ending December 31,
2012 (remaining three months)	$699
2013	4,457
2014	4,446
2015	4,184
2016	4,314
2017	4,265
2018 and beyond	24,360

Total minimum lease payments	$46,725

Litigation

On May 1, 2012, Dmitry Edward Terez filed a patent infringement lawsuit in U.S. District Court for the District of Delaware against us. The complaint alleged that our products infringe U.S. Patent No. 7,124,075 held by Mr. Terez. The complaint sought unspecified monetary damages, costs and expenses and injunctive relief against us. On August 23, 2012, Mr. Terez dismissed his complaint without prejudice.

On July 3, 2012, Noise Free Wireless, Inc. filed a lawsuit in U.S. District Court for the Northern District of California against one of our OEMs and against us. The complaint alleged that our products infringe U.S. Patent No. 7,742,790 held by Noise Free Wireless and that our OEM infringed the same patent based on its alleged use of our products. The complaint also alleged that we misappropriated Noise Free Wireless’ trade secrets and engaged in unfair business practices based on the alleged patent infringement and trade secret misappropriation. The complaint made additional allegations against our OEM. The complaint sought unspecified monetary damages, costs and fees and injunctive relief against us. On September 14, 2012, the parties stipulated to dismiss Noise Free Wireless’ complaint without prejudice. On September 18, 2012, the Court entered an order approving this stipulation, thereby dismissing Noise Free Wireless’ complaint without prejudice.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. The complaint purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO and contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. Pursuant to a scheduling order set by the Court, we anticipate filing a response to the complaint in February 2013. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

Purchase commitments

We subcontract with other companies to manufacture our voice and audio processors. We may cancel these purchase commitments at any time, however we are required to pay all costs incurred through the cancellation date. We rarely cancel these agreements once production has started. As of September 30, 2012 and December 31, 2011, we had purchase commitments with our third-party foundries and other suppliers of $10.3 million and $11.8 million due within one year, respectively, and $0 due after one year for both periods.

9. Capital Stock

Common stock

As of September 30, 2012 and December 31, 2011, 500,000,000 and 600,000,000 shares of common stock, respectively, were authorized under our certificate of incorporation.

As of September 30, 2012 and December 31, 2011, we had reserved shares of common stock for future issuance as follows:

	September 30, 2012	December 31, 2011
Shares reserved for convertible preferred stock	—	13,205,180
Shares reserved for stock options and restricted stock units	7,478,166	5,849,131
Shares reserved for employee stock purchase plan	451,764	—
Shares reserved for warrants	1,333	111,602

10. Convertible preferred stock

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

At December 31, 2011, we recorded the fair value of preferred stock warrants of $1.1 million as long-term liabilities. The freestanding warrants were subject to remeasurement at each balance sheet date with any change in fair value recognized as a component of “Other income (expense), net” in our consolidated statements of comprehensive income. Prior to the closing of our IPO, the warrants to purchase 110,269 shares of our convertible preferred stock were exercised, and as a result, we reclassified the aggregate fair value of $1.4 million from the liability to stockholders’ equity (deficit) in our condensed consolidated balance sheet. The warrants to purchase 1,333 shares held by Silicon Valley Bank were converted to warrants to purchase our common stock upon the close of our IPO on May 15, 2012, and as a result, we reclassified the aggregate fair market value of $23,000 from the liability to stockholders’ equity (deficit). The warrants to purchase 1,333 shares were unexercised as of September 30, 2012.

The convertible preferred stock warrants were revalued up to the date the convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of our IPO, and the liability related to these warrants were reclassified as stockholders’ equity (deficit). For the three and nine months ended September 30, 2012, we recorded expense of $0 and $290,000, respectively, for the change in fair value of these warrants. For the three and nine months ended September 30, 2011, we recorded income of $102,000 and expense of $556,000, respectively, for the change in fair value of these warrants.

11. Stock-based compensation and awards

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

The following is a summary of option activity under the 2001 Plan and 2011 Plan for the nine months ended September 30, 2012:

		Options outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
Balances at December 31, 2011	1,343,978	4,505,153	$4.25
Options granted	(790,364)	790,364	15.11
Options exercised	—	(216,035)	2.36
Options cancelled	197,371	(197,371)	7.28
Options retired—2001 Plan	(120,874)	—	—

Balances at September 30, 2012	630,111	4,882,111	$5.98

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2012:

	Shares outstanding
	Number of shares	Weighted average exercise price
Balances at December 31, 2011	—	$—
Shares granted	17,500	21.88
Shared vested and paid out	—	—
Shares forfeited	—	—

Balances at September 30, 2012	17,500	$21.88

At September 30, 2012, we had 2,238,164 options expected to vest at a weighted average exercise price of $9.14 per share. At December 31, 2011, we had 2,303,799 options expected to vest at a weighted average exercise price of $6.08 per share.

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

Information regarding our options as of September 30, 2012 and December 31, 2011 is summarized below:

Options outstanding at September 30, 2012					Options exercisable at September 30, 2012
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value ($’000s)	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value ($’000s)
$ 0.60 - $ 0.90	711,648	3.5	$0.72		711,648	3.5	$0.72
$ 2.40 - $ 3.00	2,054,633	7.2	$2.57		1,356,049	7.0	$2.52
$ 3.30 - $ 5.10	497,361	8.3	$4.27		189,148	8.3	$4.28
$ 7.17 - $13.80	1,290,813	9.2	$11.65		173,539	9.1	$11.65
$15.30 - $21.88	327,656	9.7	$19.04		2,514	9.6	$16.55

	4,882,111	7.5	$5.98	$12,323	2,432,898	6.2	$2.79	$9,257

Options outstanding at December 31, 2011					Options exercisable at December 31, 2011
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value ($’000s)	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value ($’000s)
$0.60 - $ 0.90	755,519	4.2	$0.72		753,126	4.2	$0.72
$2.40 - $ 3.00	2,285,729	8.0	$2.54		1,107,324	7.7	$2.48
$3.30 - $ 5.10	556,829	9.0	$4.24		87,068	9.0	$3.69
$9.30 - $11.70	907,076	9.8	$11.53		198,228	9.8	$11.67

	4,505,153	7.8	$4.25	$43,005	2,145,746	6.7	$2.76	$23,689

Options to nonemployees. As of September 30, 2012, we had granted options to purchase 8,866 shares of common stock to nonemployees, which options had a weighted average exercise price of $2.04 per share. These options were valued on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility between 43% and 60%, risk-free interest rates between 2.07% and 5.13%, zero percent expected dividend yield and the contractual life of 10 years.

At each reporting date, we revalue any unvested options using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. Changes in the estimated fair value of these options will be recognized as stock-based compensation in the period of the change.

Stock-based compensation expense. The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011. We realized no tax benefits as we are using the net operating loss to reduce our current income tax liability and did not capitalize any amounts as part of inventory as such amounts were insignificant.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenue	$50	$18	$104	$66
Research and development	346	117	695	285
Selling, general and administrative	666	248	1,391	433

	$1,062	$383	$2,190	$784

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

The assumptions used to value stock option awards granted during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expected term (years)	6.25	—	6.25	6.25
Volatility	37%	—%	37%	39%
Risk-free rate	0.79-1.03%	—%	0.79-1.26%	2.30-2.79%
Dividend yield	—%	—%	—%	—%

The assumptions used to value shares issued under our 2011 ESPP during the three and nine months ended September 30, 2012 were as follows:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Expected term (years)	—	0.50
Volatility	—%	30.8%
Risk-free rate	—%	0.15%
Dividend yield	—%	—%

At September 30, 2012 and December 31, 2011, we had $8.5 million and $5.2 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to stock-based awards that we expect to recognize over a weighted average period of 2.2 years and 2.5 years, respectively.

12. Borrowings

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

As of September 30, 2012 and December 31, 2011, we had no outstanding borrowings under our line of credit agreement.

Equipment loan

In July 2009, we entered into a $500,000 equipment term loan payable in 36 equal monthly installments of principal plus accrued interest. As of December 31, 2011, the outstanding balance was $103,000. In June 2012, we repaid the outstanding balance of this loan.

13. Segment and geographic information

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

Apple, one of our large OEMs, transitioned the majority of its business from the purchase of our processors to licensing of our processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. We began to recognize royalty revenue in 2012, which accounted for 21% and 31% of our total revenue for the three and nine months ended September 30, 2012, respectively.

Revenue percentages for the geographic regions reported below were based upon customer headquarters’ locations. The following is a summary of the geographic information related to revenue for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
China	20%	61%	21%	79%
Japan	—	2	—	1
Korea	57	37	47	20
United States	21	—	31	—
Other	2	—	1	—

Total	100%	100%	100%	100%

As of September 30, 2012 and December 31, 2011, substantially all of our long-lived tangible assets were located in the United States.

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

Overview

We are the leader in advanced voice and audio processing for mobile devices. We collaborate with leading auditory neuroscientists to understand the human auditory system and have developed purpose-built processors that combine science and technology to function like human hearing. Our low power, hardware-accelerated digital signal processors and associated algorithms substantially improve sound quality and suppress noise in mobile devices. As the primary driver of the mobile device market, the mobile phone continues to play an increasingly prominent role in peoples’ lives. Voice communication is a primary function of mobile phones, and we expect voice to increasingly complement touch as a core user interface, heightening the importance of voice and audio quality in mobile devices.

We work with original equipment manufacturers (OEMs) to have our voice and audio processors designed into their products, which we refer to as design wins. Once our voice and audio processor is designed into a mobile device, we generally sell our processors to OEMs on a purchase order basis that incorporate them into their mobile devices, or to contract manufacturers (CMs) retained by OEMs on a purchase order basis, and the CMs incorporate them into the mobile devices that they build for the OEMs. We sell a limited portion of our products indirectly to OEMs through distributors. For a single OEM, we also license semiconductor intellectual property (processor IP), which that OEM has integrated into the 2011 model of its mobile phones. In the nine months ended September 30, 2012, we began to recognize royalty revenue for the use of our processor IP in the 2011 model of the mobile phones of a single OEM. Although we had made available the processor IP for the 2012 model of the mobile phones to the OEM to which we license our processor IP, in November 2012, we received a royalty report from this OEM which indicated that our processor IP had been included but not enabled in the 2012 model of its mobile phones. As a result, we anticipate that royalty revenue from this OEM will decline significantly commencing in the three months ending March 31, 2013. We also anticipate that sales of our processors to CMs for this OEM for an older generation model of its mobile phones will decline as newer models take market share from this older model.

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

Our total revenue was $40.8 million and $105.2 million for the three and nine months ended September 30, 2012, respectively; and $26.3 million and $79.7 million for the three and nine months ended September 30, 2011, respectively. Our net income was $3.7 million and $12.2 million for the three and nine months ended September 30, 2012, respectively, and $2.4 million and $13.9 million for the three and nine months ended September 30, 2011, respectively.

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

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Foxconn International Holdings, Ltd. and its affiliates (collectively, Foxconn), a CM, accounted for 14% and 15% of our total revenue for the three and nine months ended September 30, 2012, respectively, and 51% and 70% of our total revenue for the three and nine months ended September 30, 2011, respectively. Samsung Electronics Co., Ltd. (Samsung), an OEM, accounted for 55% and 45% of our total revenue for the three and nine months ended September 30, 2012, respectively, and 30% and 17% of our total revenue for the three and nine months ended September 30, 2011, respectively. Protek (Shanghai) Limited and its affiliates (collectively, Protek), a CM, accounted for less than 10% of our total revenue for both the three and nine months ended September 30, 2012, and 10% of our total revenue for both the three and nine months ended September 30, 2011. In addition, Apple Inc. (Apple), one of our large OEMs, began to license our processor IP for a royalty in connection with the 2011 model of its mobile phones. We began to recognize royalty revenue in 2012, which accounted for 21% and 31% of our total revenue for the three and nine months ended September 30, 2012, respectively. See “—Our arrangements with one of our OEMs.” No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2012 and 2011.

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

Our arrangement with one of our OEMs

On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement with this OEM, we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from Foxconn and Protek; however, we cannot assure you that Foxconn and Protek will continue to purchase our processors in similar volumes, or at all. To date, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In the first quarter of 2012, we began to recognize royalty revenue for the use of our processor IP in this OEM’s 2011 model of its mobile phones. In comparison to a business model with OEMs that purchase our processors on a stand-alone basis to incorporate into their mobile devices, the licensing of our processor IP represents a multiyear process, and we may not receive royalties for several years, if at all, after we agree to license our processor IP.

We granted a similar license to this OEM for the 2012 model of its mobile phones; however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. For the new generation of our processor IP that we agreed to license to this OEM, the royalty is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which that processor IP is integrated. We and the OEM amended the statement of work for this generation of processor IP in March 2012 and we made available the processor IP in the spring of 2012. In September 2012, we concluded that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phones and announced our expectation. Based on this OEM’s November 2012 royalty report to us, we believe that our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, we anticipate that royalty revenue will decline substantially commencing in the three months ending March 31, 2013.

Although we may continue to provide our processors on a stand-alone basis to Foxconn and Protek to incorporate into this OEM’s mobile phones in which they are currently designed, Foxconn, Protek and this OEM are not obligated to continue to incorporate our processors. Foxconn and Protek may also elect to stockpile inventory of these processors in anticipation of the time that the 2010 model of this OEM’s mobile phones may reach the end of their product lifecycles. We also anticipate that sales of our processors to CMs for this OEM for the 2010 model of its mobile phones will decline as newer models take market share from older models.

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

Components of our results of operations

Revenue

To date, we have generated hardware revenue from sales of our voice and audio processors and we expect the sale of our processors to continue to represent the substantial majority of our revenue. We sell processors through three separate channels. First, we ship a significant portion of our products to the inventory hubs of CMs and recognize the related revenue as the CMs notify us in writing that they have drawn our products from the hub, at which point delivery and transfer of title and risk of ownership has occurred. Our sales to Foxconn are an example of this type of arrangement. Second, for certain OEMs, we ship our voice and audio processors directly and recognize revenue at the time of delivery and title transfer. Our INCOTERMS 2000 commercial shipping terms are typically free carrier (FCA), delivered at terminal (DAT) and delivered at place (DAP) shipping point. Third, we ship a small portion of our products to our distributors under our shipping terms, which are typically ex works (EXW) or free on board (FOB) shipping point. These distributors tend to buy from us at the request of specific OEMs, and we recognize revenue on sales to distributors when the distributor notifies us in writing of the final resale of our products.

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

Under a license agreement we entered into in 2008, we began to recognize royalty revenue in the three months ended March 31, 2012. As part of our 2008 license, we receive a royalty for each mobile device that is sold incorporating our processor IP and, for mobile devices other than mobile phones, in which our processor IP is enabled. We entered into an additional license agreement in 2010 relating to a new generation of our processor IP, but we do not expect to receive material revenue from this subsequent generation of mobile phone as the OEM has not enabled our processor IP. We do not expect to offer this arrangement to other OEMs and expect a single OEM to be the sole source of our royalty revenue for the foreseeable future.

We recognize royalty revenue on the basis of the number of mobile phones sold that incorporate our processor IP. We are reliant on the accuracy of shipment reports, which we receive not later than 45 days after the OEM’s fiscal quarter end, in order to calculate our royalty revenue. Our royalty revenue lags the sales of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate and we have limited experience in testing and evaluating the accuracy of the data we receive. Although mobile phones integrating our processor IP commenced shipping in the three months ended December 31, 2011, we did not recognize royalty revenue related to those mobile devices until the three months ended March 31, 2012. We expect our royalty revenue to decrease as the OEM transitions to the 2012 model of its mobile phones and demand for the 2011 model of its mobile phones in which our processor IP is enabled declines. We also expect our hardware revenue from this OEM’s CMs to decrease substantially in the long term as the 2010 model of its mobile phones reach their end of life.

We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, Japan and Europe. Substantially all of our revenue from the sale of our processors has been generated by sales to CMs and OEMs that manufacture their products in Asia and we expect sales to such CMs and OEMs in Asia to contribute a majority of our revenue for the foreseeable future. Because our OEMs market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where mobile device sales occur, but rather of where their manufacturing operations occur. Since our inception, our sales in Asia have represented substantially all of our processor revenue. Our revenue from the licensing of processor IP is generated in the jurisdiction where the OEM has its headquarters. As we continue to recognize royalty revenue, we anticipate that the geographic distribution of our revenue will continue to change as our royalty revenue is attributed to the location of the licensor’s headquarters rather than the location of its CMs’ manufacturing operations.

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

Research and development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include nonrecurring engineering expenses, product prototypes, external test and characterization expenses, depreciation, amortization of design tool software licenses and allocated overhead expenses. We also outsource portions of our research and development activities. We record all research and development expenses as incurred, except for capital equipment, which we depreciate over its estimated useful life. We have engineering development teams in the United States and outsourced engineering teams in the United States and India. In 2012, we opened our own design center outside of the United States and reduced the extent to which we rely on outsourced research and development teams. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions. From time to time, our OEMs retain us to provide nonrecurring engineering services. Our OEMs reimburse us at contractually predetermined rates for the costs we incur to provide these services. We apply these cost reimbursements against research and development expense when acceptance occurs, which is generally upon cash receipt.

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

Our effective income tax rate was 3% for both the three and nine months ended September 30, 2012. We had zero effective income tax rates for both the three and nine months ended September 30, 2011. Our provision for income taxes was $167,000 and $432,000 for the three and nine months ended September 30, 2012, respectively, which was primarily related to income tax in foreign jurisdictions. Our provision for income taxes was immaterial for both the three and nine months ended September 30, 2011.

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

Results of operations

Comparison of the three months ended September 30, 2012 and 2011

The following table sets forth our operating results for the three months ended September 30, 2012 and 2011, as well as a percentage that each line item represents of our total revenue for those periods. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

	Three months ended September 30,
		Percentage of total		Percentage of total	Change
	2012	revenue	2011	revenue	Amount	Percentage
	(in thousands, except percentages)
Revenue:
Hardware	$32,252	79%	$26,306	100%	$5,946	23%
Licensing	8,499	21	—	—	8,499	—

Total revenue	40,751	100	26,306	100	14,445	55
Cost of revenue	18,355	45	13,798	52	4,557	33

Gross profit	22,396	55	12,508	48	9,888	79

Operating expenses:
Research and development	9,501	23	4,388	17	5,113	117
Selling, general and administrative	9,102	22	5,820	22	3,282	56

Total operating expenses	18,603	46	10,208	39	8,395	82

Income from operations	3,793	9	2,300	9	1,493	65

Interest income (expense), net	77	—	—	—	77
Other income (expense), net	(39)	—	101	—	(140)	(139)

Income before income taxes	3,831	9	2,401	9	1,430	60
Provision for income taxes	(167)	—	—	—	(167)	—

Net income	$3,664	9%	$2,401	9%	$1,263	53%

Revenue

Hardware revenue for the three months ended September 30, 2012 was $32.3 million, compared to $26.3 million for the three months ended September 30, 2011, an increase of $5.9 million, or 23%. The increase was primarily due to increased sales of our second generation voice and audio processors to Samsung of $14.6 million. This increase was partly offset by one of our OEMs transitioning to licensing of our processor IP for a royalty for the 2011 model of its mobile phones. We began recognizing royalty revenue from the licensing of our processor IP in 2012, which offset a decline in the purchase of our processors by the OEM’s CMs.

Licensing revenue for the three months ended September 30, 2012 was $8.5 million, compared to $0 for the three months ended September 30, 2011. The commencement of royalty revenue occurred in 2012 as we licensed our processor IP to the OEM for the 2011 model of its mobile phones.

For the three months ended September 30, 2012, Foxconn, Samsung, and Apple represented 14%, 55%, and 21% of our total revenue, respectively. For the three months ended September 30, 2011, Foxconn, Samsung and Protek represented 51%, 30% and 10% of our total revenue, respectively. No other CM, OEM or distributor represented more than 10% of our revenue in either period.

Substantially all of our revenue was generated from the sale of our products to CMs and OEMs whose primary manufacturing operations and distributors are in Asia. For the three months ended September 30, 2012 and 2011, revenue generated in Asia represented 77% and 100% of our total revenue, respectively. The licensing of our processor IP, which is delivered in the United States, represented 21% and 0% of our total revenue for the three months ended September 30, 2012 and 2011, respectively.

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2012 was $18.4 million, compared to $13.8 million for the three months ended September 30, 2011, an increase of $4.6 million, or 33%. The increase was primarily due to the increased sales volume of our processors and a $1.7 million write down of excess and obsolete inventory of certain of our processors that exceeded the amount of inventory we needed to retain to satisfy our then-current forecasts of the future demand for our processors. Cost of revenue associated with the license of our processor IP is not significant. Gross profit was 55% and 48% for the three months ended September 30, 2012 and 2011, respectively. The increase in gross profit was due to higher margin royalty revenue from the licensing of our processor IP, and was partially offset by the sales of lower margin stand-alone voice and audio processors and the write down of excess and obsolete inventory.

Operating expenses

Research and development. Research and development expenses for the three months ended September 30, 2012 were $9.5 million, compared to $4.4 million for the three months ended September 30, 2011, an increase of $5.1 million, or 117%. The increase was primarily due to additions in headcount, resulting in a $2.4 million increase in salaries, employee benefits and stock-based compensation expense. Mask sets and related costs of pre-production products for the three months ended September 30, 2012 increased $1.6 million to $1.8 million, compared to $0.2 million for the three months ended September 30, 2011. Costs for the three months ended September 30, 2012 were also offset by $0.1 million for cash received for the performance of nonrecurring engineering work, a decrease of $0.4 million compared to the three months ended September 30, 2011.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2012 were $9.1 million, compared to $5.8 million for the three months ended September 30, 2011, an increase of $3.3 million, or 56%. The increase was primarily due to additions in headcount, resulting in a $2.1 million increase in salaries, employee benefits and stock-based compensation expense. Legal fees increased $0.7 million, which was primarily related to our intellectual property protection program and general corporate legal matters.

Other income (expense), net

Our other income (expense), net for the three months ended September 30, 2012 was an expense of $39,000, compared to an income of $101,000 for the three months ended September 30, 2011, a decrease of $140,000 or 139%. The decrease primarily reflects the change in the mark-to-market adjustments in the fair value of our convertible preferred stock warrants and the fluctuation in gain/losses on our foreign exchange currency.

Provision for income tax

Provision for income tax for the three months ended September 30, 2012 was $167,000, compared to $0 for the three months ended September 30, 2011. The increase was related to income taxes in foreign jurisdictions as our new international structure became operational on January 1, 2012.

Comparison of the nine months ended September 30, 2012 and 2011

The following table sets forth our operating results for the nine months ended September 30, 2012 and 2011, as well as a percentage that each line item represents of our total revenue for those periods. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

	Nine months ended September 30,
		Percentage of total		Percentage of total	Change
	2012	revenue	2011	revenue	Amount	Percentage
	(in thousands, except percentages)
Revenue:
Hardware	$72,805	69%	$79,716	100%	$(6,911)	(9%)
Licensing	32,411	31	—	—	32,411	—

Total revenue	105,216	100	79,716	100	25,500	32
Cost of revenue	44,392	42	35,745	45	8,647	24

Gross profit	60,824	58	43,971	55	16,853	38

Operating expenses:
Research and development	23,047	22	14,605	18	8,442	58
Selling, general and administrative	24,773	24	14,870	19	9,903	67

Total operating expenses	47,820	45	29,475	37	18,345	62

Income from operations	13,004	12	14,496	18	(1,492)	(10)

Interest income (expense), net	90	—	(5)	—	95	(1900)
Other income (expense), net	(504)	—	(557)	(1)	53	(10)

Income before income taxes	12,590	12	13,934	17	(1,344)	(10)
Provision for income taxes	(432)	—	—	—	(432)	—

Net income	$12,158	12%	$13,934	17%	$(1,776)	(13%)

Revenue

Hardware revenue for the nine months ended September 30, 2012 was $72.8 million, compared to $79.7 million for the nine months ended September 30, 2011, a decrease of $6.9 million, or 9%. The decrease was primarily due to one of our OEMs transitioning to licensing of our processor IP for a royalty for the 2011 model of its mobile phones. This decrease was partially offset by increased sales of our second generation voice and audio processors to Samsung. We began recognizing royalty revenue from the licensing of our processor IP in 2012, which offset a decline in the purchase of our processors by the OEM’s CMs. The decrease was partly offset by the increase sale of our second generation voice and audio processors to Samsung of $34.6 million.

Licensing revenue for the nine months ended September 30, 2012 were $32.4 million, compared to $0 for the nine months ended September 30, 2011, an increase of $32.4 million. The commencement of royalty revenue occurred in 2012 as we licensed our processor IP to the OEM for the 2011 model of its mobile phones. For the nine months ended September 30, 2012, Foxconn, Samsung, and Apple represented 15%, 45% and 31% of our total revenue, respectively. In the nine months ended September 30, 2011, Foxconn, Samsung and Protek represented 70%, 17% and 10% of our total revenue, respectively. No other OEM, CM or distributor represented more than 10% of our revenue in either period.

Substantially all of our revenue was generated from the sale of our products to CMs and OEMs whose primary manufacturing operations and distributors are in Asia. For the nine months ended September 30, 2012 and 2011, revenue generated in Asia represented 68% and 100% of our revenue, respectively. The licensing of our processor IP, which is delivered in the United States, represented 31% and 0% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively.

Cost of revenue and gross profit

Cost of revenue for the nine months ended September 30, 2012 was $44.4 million, compared to $35.7 million for the nine months ended September 30, 2011, an increase of $8.7 million, or 24%. The increase was primarily due to the increased sales volume of our processors and the write down of $3.0 million of excess and obsolete inventory of certain of our processors that exceeded the amount of inventory we needed to retain to satisfy our then-current forecast of the future demand for our processors. Gross profit was 58% and 55% for the nine months ended September 30, 2012 and 2011, respectively. The increase in gross profit was due to higher margin royalty revenue from the licensing of our processor IP, and was partially offset by the increased sales of lower margin stand-alone processors and the write down of excess and obsolete inventory.

Operating expenses

Research and development. Research and development expenses for the nine months ended September 30, 2012 were $23 million, compared to $14.6 million for the nine months ended September 30, 2011, an increase of $8.4 million, or 58%. The increase was primarily due to additions in headcount, resulting in a $5.9 million increase in salaries, employee benefits and stock-based compensation expense. Mark sets and related costs of pre-production products increased $1.8 million to $2.9 million for the nine months ended September 30, 2012, from $1.1 million for the nine months ended September 30, 2011. Costs of consulting and outside services, including offshore providers of product development services, increased $1.3 million as a result of development projects related to our second and third generation of voice and audio processors and other new products. These increases were offset by an increase in research and development reimbursement of $1.1 million for cash received for the performance of nonrecurring engineering work.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2012 were $24.8 million, compared to $14.9 million for the nine months ended September 30, 2011, an increase of $9.9 million, or 67%. The increase was primarily due to additions in headcount, resulting in a $6.5 million increase in salaries, employee benefits, stock-based compensation expense and travel costs. Legal and consulting fees increased $1.7 million, which increase was primarily related to our intellectual property protection program and general corporate legal matters, and consulting fees increased due to our continued expansion of our subsidiaries outside of the United States. Facilities cost also increased $1.1 million, which was primarily related to the expansion of new lease facilities to accommodate our increased headcount and expansion of our subsidiaries outside of the United States.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2012 was an expense of $504,000, compared to an expense of $557,000 for the nine months ended September 30, 2011, a decrease of $53,000, or 10%. The decrease primarily reflected the mark-to-market adjustments in the fair value of our convertible preferred stock warrants. This was partially offset by the fluctuation in gain/losses on our foreign exchange currency.

Provision for income tax

Provision for income tax for the nine months ended September 30, 2012 was $432,000 compared to $0 for the nine months ended September 30, 2011. The increase was related to income taxes in foreign jurisdictions as our new international structure became operational on January 1, 2012.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and as of September 30, 2012, we had an accumulated deficit of $30.0 million. We have funded our operations primarily with proceeds from the sale of an aggregate of $74.3 million of convertible preferred stock, which converted to our common stock on May 15, 2012 in connection with our IPO.

On May 15, 2012, we closed our IPO of 6,060,707 shares of our common stock inclusive of 270,180 shares of common stock sold by certain selling stockholders and the 790,527 shares of underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering to us were $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us was approximately $91.5 million before offering expenses. We also received proceeds of $81,000 from stock options exercised by certain selling stockholders. As of September 30, 2012, we had cash and cash equivalents of $97.7 million, $22.1 million of marketable securities and $46.7 million of future lease payment obligations.

As of September 30, 2012, we also had access to a $10.0 million revolving line of credit, with available funds based on eligible accounts receivable and customer purchase orders. As of September 30, 2012, we had no outstanding borrowings under this line of credit. Our master loan agreement for our revolving line of credit and equipment loan contains certain covenants.

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

Comparison of the nine months ended September 30, 2012 and 2011

Our cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$18,880	$12,542
Net cash used in investing activities	(25,794)	(1,290)
Net cash provided by financing activities	88,635	(12)
Effect of foreign currency remeasurement on cash and cash equivalents	31	(41)

Net increase in cash and cash equivalents	81,752	11,199
Cash and cash equivalents:
Beginning of period	15,983	12,095

End of period	$97,735	$23,294

Cash flows from operating activities. For the nine months ended September 30, 2012, net cash provided by operating activities was $18.9 million, as compared to $12.5 million for the nine months ended September 30, 2011. The most significant component of the increase was the receipt of royalty revenue from a single OEM in the nine months ended September 30, 2012 without any use of cash to purchase inventory to support the revenue. In addition, a decrease in accounts receivable due to the timing of cash receipts contributed to the increase in cash from operating activities. In the nine months ended September 30, 2012, a $3.0 million charge for write-down of inventory to net realizable value, $1.1 million charge for depreciation and $2.2 million charge for stock-based compensation also had an impact on cash flows from operating activities relative to net income. Net income was $12.2 million and $13.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash flows from investing activities. For the nine months ended September 30, 2012, net cash used in investing activities was $25.8 million, as compared to $1.3 million for the nine months ended September 30, 2011, due primarily to the purchase of marketable securities to invest the proceeds received from our IPO and the purchases of property and equipment to support the growth in our business.

Cash flows from financing activities. For the nine months ended September 30, 2012, net cash provided by financing activities was $88.6 million, as compared to net cash used in financing activities of $12,000 for the nine months ended September 30, 2011. The increase was primarily due to the proceeds received from our IPO, net of underwriting discounts and commissions of $91.5 million, the proceeds received from the exercise of our preferred stock warrants of $0.4 million, and the proceeds received from the exercise of our stock options of $0.5 million for the nine months ended September 30, 2012. The decrease was primarily due to the payment of our offering costs of $3.7 million associated with our IPO.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual obligations and commitments

On June 5, 2012, we entered into a lease agreement for our future headquarters facility, which will consist of 87,565 rentable square feet in Mountain View, California. The lease term is ten years with one option to extend the lease term for an additional period of five years. We expect a total cash payout of approximately $41.9 million over the term of the lease.

As of September 30, 2012, we had purchase obligations with our third-party foundries and other suppliers of $10.3 million due within one year, and no purchase obligations due after one year.

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

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of September 30, 2012.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

We had cash and cash equivalents of $97.7 million and $22.1 million in marketable securities as of September 30, 2012. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Our marketable securities are held in short-term U.S. government bonds and notes. Due to the short-term nature of these instruments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates will reduce future interest income. During the three months ended September 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. We have also received a complaint which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to our IPO which contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

On May 1, 2012, Dmitry Edward Terez filed a patent infringement lawsuit in U.S. District Court for the District of Delaware against us. The complaint alleged that our products infringe U.S. Patent No. 7,124,075 held by Mr. Terez. The complaint sought unspecified monetary damages, costs and expenses and injunctive relief against us. On August 23, 2012, Mr. Terez dismissed his complaint without prejudice.

On July 3, 2012, Noise Free Wireless, Inc. filed a lawsuit in U.S. District Court for the Northern District of California against one of our OEMs and against us. The complaint alleged that our products infringe U.S. Patent No. 7,742,790 held by Noise Free Wireless and that our OEM infringed the same patent based on its alleged use of our products. The complaint also alleged that we misappropriated Noise Free Wireless’ trade secrets and engaged in unfair business practices based on the alleged patent infringement and trade secret misappropriation. The complaint made additional allegations against our OEM. The complaint sought unspecified monetary damages, costs and fees and injunctive relief against us. On September 14, 2012, the parties stipulated to dismiss Noise Free Wireless’ complaint without prejudice. On September 18, 2012, the Court entered an order approving this stipulation, thereby dismissing Noise Free Wireless’ complaint without prejudice.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. The complaint purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO and contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. Pursuant to a scheduling order set by the Court, we anticipate filing a response to the complaint in February 2013. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

Risks related to our business and industry

We are substantially dependent on a single OEM and its CMs for our revenue. Our relationship with this OEM is undergoing a significant transition from the sale of voice and audio processors to the license of our processor IP and we concluded that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phones, which may have a material and negative effect on our business, financial condition, operating results and cash flows.

We sell our products to Foxconn and Protek, each a major CM that produces mobile phones containing our processors almost exclusively for Apple. We also license our processor IP to this OEM. For the three and nine months ended September 30, 2012, this OEM, Foxconn and Protek collectively accounted for 40% and 51% of our total revenue, respectively. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sell custom processors to Foxconn and Protek and license our processor IP to this OEM for other mobile phones. Commencing in the three months ended December 31, 2011, Apple integrated our processor IP in certain of its mobile phones, and we recorded our first royalty revenue in the three months ended March 31, 2012. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP for all mobile phones in which it is used. The per unit royalty that we are entitled to receive for the use of our processor IP is lower than the price we receive for our stand-alone processors. Historically, we have sold Foxconn and Protek our processors on a purchase order basis. Although we may continue to provide our processors on a stand-alone basis to Foxconn and Protek to incorporate into this OEM’s mobile phones in which they are currently designed, Foxconn, Protek and this OEM are not obligated to continue to do so. We have been substantially dependent on this OEM and its CMs for our revenue and unless we are able to maintain this revenue or replace it with revenue from other OEMs, our revenue and profits may decline. In 2010, we granted a similar license to this OEM for a new generation of processor IP, which we believed was intended to be incorporated into this OEM’s 2012 model of its mobile phones; however, this OEM was not obligated to incorporate our processor IP into any of its current or future mobile devices. For the new generation processor IP, the royalty this OEM is required to pay us is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which our processor IP has been integrated. We and the OEM amended the statement of work for this generation of processor IP in March 2012 and we made available the processor IP in the spring of 2012. In September 2012, we concluded that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phones and announced our expectation. Based on this OEM’s November 2012 royalty report to us, we believe that our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, we anticipate that our royalty revenue will decline substantially commencing in the three months ending March 31, 2013. In addition, we believe that it is unlikely that the OEM would enable the processor IP or license new processor IP for future mobile phones or other devices. As a result, we may not receive revenue from the OEM’s future mobile device models. Under the 2008 agreement, the OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed. In the event that we do not receive royalties from new generations of this OEM’s mobile devices and the demand for the mobile devices in which our processor IP is currently enabled declines, our revenue and profits will suffer. Although we may replace the revenue with processor sales to other OEMs, our gross margins may decline as we incur expenses for manufacturing those processors that we do not incur with processor IP.

With respect to an older model of mobile phone for which we sell our processors to this OEM’s CMs, the OEM may also elect to stockpile inventory of these processors in anticipation of the time that this model may reach the end of its product lifecycle. We believe that this process may have commenced and expect that as a result, sales of our processors to CMs for this OEM for older generation mobile phones will decline as newer models take market share from older models. If we fail to anticipate the end of life of this model of mobile phone, we may also overestimate the level of inventory needed to satisfy demand for this processor and may incur charges for excess and obsolete inventory. If sales to other OEMs do not increase sufficiently to offset the decline, our total revenue may also decline.

With the introduction of the OEM’s 2012 model of its mobile phones, we believe that our royalty revenue from the 2011 model of this mobile phone will begin to decline. Although we are unable to determine when the OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer of the 2011 model of its mobile phones and at some point we will cease to receive royalty revenue. In the event that our royalty revenue declines or we cease to receive royalty revenue from the mobile devices in which our processor IP is currently enabled, our revenue and profits will suffer and our gross margins may decline.

Our royalty revenue will lag the sales of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

We depend on a small number of OEMs for a substantial portion of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We sell our voice and audio processors to OEMs and license our processor IP to a single OEM. For the three and nine months ended September 30, 2012, Apple and its CMs, Foxconn and Protek, collectively accounted for 40% and 51% of our total revenue, respectively, and Samsung accounted for 55% and 45% of our total revenue, respectively. These OEMs or their CMs may purchase fewer of our processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products or decide not to purchase our products at all. As noted above, we anticipate that our revenue from Apple and its CMs will decline substantially commencing in the three months ending March 31, 2013 as we believe that it is unlikely that our processor IP has been enabled in this OEM’s 2012 model of its mobile phones. Decreased purchases by our major OEMs, whether for current or future mobile device models in which our products were included or otherwise, changes in their purchasing patterns, modification of terms or a disruption or termination of our relationships with our major OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows. This type of loss could also cause significant fluctuations in our results of operations because we have significant fixed expenses in the short term and our sales and development cycle to obtain new design wins and new OEMs is long.

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

The mobile device market is one in which competition is intense and OEMs attempt to defend and expand their market positions with their patent portfolios. In the event that one of our key OEMs were unable to market its products in one or more large geographic markets because of a court decision concluding that the OEM infringed another party’s patents, our revenue would be harmed. Our OEMs or their CMs may purchase fewer of our processors than they did in the past if such OEMs are enjoined from selling the mobile devices in which our processors are incorporated in certain markets or are required to redesign such mobile devices as a result of patent litigation. We anticipate that mobile device OEMs will continue to bring and litigate patent infringement cases against each other for some time and cannot assess the impact on our business, financial condition and results of operations from these cases.

If we are unable to diversify our revenue by maintaining or extending our relationships with our current OEMs or establishing new OEM relationships, our growth may be limited, and our business, financial condition, operating results and cash flows could be adversely affected.

We have historically derived a substantial majority of our revenue from sales to a small number of OEMs. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve market acceptance. We cannot assure you that we will be able to sustain our revenue from our existing OEMs. For instance, in September 2012, we concluded that it was unlikely that our processor IP would be enabled in Apple’s 2012 model of its mobile phones and announced our expectation that as a result our royalty revenue would decline substantially. In addition, this OEM's decision not to enable our processor IP in the 2012 model of its mobile phones could impair our ability to maintain or extend our relationships with our other OEMs or establish new OEM relationships, including but not limited to by harming our brand or reputation in our industry. Our OEMs typically buy our processors on a purchase order basis and do not enter into long-term contracts or minimum purchase commitments that would obligate them to continue to buy additional processors from us in the future. Although we seek to grow our OEM base through new design wins, our sales and development cycle to obtain initial design wins from new OEMs is long and subject to uncertainties and we cannot assure you that we will be successful in doing so. Even if we are successful in obtaining design wins with new OEMs, our existing OEM customers may continue to account for a substantial portion of our sales in the future. If we are unable to generate repeat business from our existing OEMs, generate revenue from new OEMs or expand into broader markets, our operating results would be adversely affected. In addition, if concentration in the mobile phone industry or the smartphone market segment increases, we may be unable to diversify our revenue base, which could significantly harm our business, financial condition, operating results and cash flows.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we have recorded a net loss in every year prior to 2010. We had net losses of $14.5 million in 2008 and $16.8 million in 2009. As of September 30, 2012, our accumulated deficit was $30.0 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we achieved profitability during 2010, 2011 and three and nine months ended September 30, 2012, we may not be able to sustain profitability in the future. Failure to sustain profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

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

Many of our well established current and potential competitors have longer operating histories, greater brand awareness, a more diversified OEM base, a longer history of selling voice and audio subsystem components to OEMs and significantly greater financial, technical, sales, marketing and other resources than we have. As a result of their established presence in the industry, some of our competitors have substantial control and influence over future trends in the industry, including acceptance of a particular industry standard or competing technology. Many of our competitors benefit from long-standing relationships selling voice and audio subsystem components to key decision makers at many of our current and prospective OEMs. Our competitors may be able to leverage these existing OEM relationships to persuade our current and potential OEMs to purchase our competitors’ products, regardless of the performance or features of our processors. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, which could allow them to introduce new technologies and products to the market faster than we can. In addition, the lack of widely accepted objective measures and testing standards for sound quality may make it difficult for OEMs and MNOs to assess the benefits of our solutions or differentiate our solutions from those of our competitors.

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

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. We have also expanded our international operations and as of September 30, 2012 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

•	recruiting, hiring, integrating and retaining highly skilled and motivated individuals, including research and development and sales personnel;

•	expanding and broadening our product development capabilities, including managing our own design center outside the United States;

•	accurately forecasting revenue and controlling costs;

•	enhancing and expanding our infrastructure;

•	managing inventory levels;

•	expanding our international operations and managing increasingly dispersed geographic locations and facilities; and

•	implementing and improving our company-wide processes and procedures to address human resource, financial reporting and financial management matters.

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

Our future success depends on our continued ability to attract and retain highly qualified technical, sales, support and management personnel. In particular, our ability to improve and maintain our technology requires talented software and hardware development engineers with specialized skills in areas such as computational auditory scene analysis algorithms, acoustic engineering, digital and analog integrated circuit design and mobile systems design and integration. If we are unable to recruit and retain these engineers, the quality and speed with which our solutions are developed would likely be seriously compromised and our reputation and business would suffer as a result. Our sales positions require candidates with specific sales and engineering backgrounds in the integrated circuit or mobile device manufacturing industries and we may be unable to locate and hire individuals with these credentials as quickly as needed, if at all. Once new sales personnel are hired, we need a reasonable amount of time to train them before they are able to effectively and efficiently perform their responsibilities. Failure to hire and retain qualified sales personnel could adversely impact our sales. Competition for these and the other personnel we require, particularly in the Silicon Valley area, is intense and we compete for these personnel with large, established publicly traded companies. In addition, following our announcement in September 2012 that we believed it would be unlikely that Apple would enable our processor IP in the 2012 model of its mobile phones, the trading price of our common stock declined significantly. A significant portion of options to purchase our common stock held by our personnel have exercise prices that are significantly higher than the current market price for our common stock. As a result, such options to purchase our common stock may no longer provide additional incentive to our personnel to remain employed by us. We may fail to attract or retain highly qualified technical, sales, support and management personnel necessary for our business. If we are unable to attract and retain the necessary key personnel, our business, financial condition, operating results and cash flows could be harmed.

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

•

tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our processors in various foreign markets, threats to U.S. national security or violation of U.S. laws;

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

We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing OEM base or achieving and sustaining profitability. Failure to generate sufficient revenue, achieve planned gross margins or control operating costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs, which could have a material adverse effect on our business, financial condition, operating results and cash flows and ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Additionally our existing credit facilities preclude us from entering into additional credit agreements, other than in limited circumstances.

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

For instance, on May 1, 2012, Dmitry Edward Terez filed a patent infringement lawsuit in U.S. District Court for the District of Delaware against us. The complaint alleged that our products infringe U.S. Patent No. 7,124,075 held by Mr. Terez. The complaint sought unspecified monetary damages, costs and expenses and injunctive relief against us. On August 23, 2012, Mr. Terez dismissed his complaint without prejudice.

In addition, on July 3, 2012, Noise Free Wireless, Inc. filed a lawsuit in U.S. District Court for the Northern District of California against one of our OEMs and against us. The complaint alleged that our products infringe U.S. Patent No. 7,742,790 held by Noise Free Wireless and that our OEM infringed the same patent based on its alleged use of our products. The complaint also alleged that we misappropriated Noise Free Wireless’ trade secrets and engaged in unfair business practices based on the alleged patent infringement and trade secret misappropriation. The complaint made additional allegations against our OEM. The complaint sought unspecified monetary damages, costs and fees and injunctive relief against us. On September 14, 2012, the parties stipulated to dismiss Noise Free Wireless’ complaint without prejudice. On September 18, 2012, the Court entered an order approving this stipulation, thereby dismissing Noise Free Wireless’ complaint without prejudice.

Notwithstanding the dismissal of these two complaints, the plaintiffs may refile the cases and we may be named as a defendant if they do. The costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of September 30, 2012, we had 15 issued U.S. patents, 78 pending U.S. patent applications, 42 pending foreign patent applications and one issued foreign patent. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of our common stock have been highly volatile and could be highly volatile in the future due to a number of factors. For instance, following our announcement in September 2012 that we believed it would be unlikely that Apple would enable our processor IP in the 2012 model of its mobile phones, the trading price of our common stock declined significantly. Factors that could affect the trading price of our common stock, some of which are outside of our control, include the following:

•	the gain or loss of significant OEMs or other developments involving our OEMs;

•	recruitment or departure of key personnel;

•	lawsuits threatened or filed against us;

•	actual or anticipated changes in recommendations by any securities analysts who elect to follow our common stock;

•	whether our operating results meet the expectations of investors or securities analysts;

•	our failure to receive ongoing analyst coverage;

•	adverse publicity and investors’ general perception of us;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	variations in our operating results or those of our competitors or other companies perceived to be similar to us;

•	actual or anticipated announcements of technological innovations, new services or service improvements, strategic alliances or significant agreements by us or by our competitors;

•	level of sales in a particular quarter;

•	changes in the estimates of our operating results;

•	sales of large blocks of our stock or other changes in the volume of trading in our stock;

•	major catastrophic events; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business or our OEMs.

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

We are currently subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. The complaint purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO and contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

Our management has broad discretion as to the use of our cash and might invest or spend our cash in ways that may not yield a return.

Our management might not apply our cash in ways that increase the value of our common stock. We expect to use our cash for working capital and general corporate purposes, which may include acquisitions of complementary businesses, products or technologies. Our management might not be able to yield a significant return, if any, on any investment of our cash. The holders of our common stock may not have the opportunity to influence our decisions on how to use our cash. Until our cash is used, it may be placed in investments that do not produce significant income or lose value.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on any research and reports that securities or industry analysts publish about us or our business. A small number of securities analysts’ commenced coverage of us after the closing of our IPO. If one or more securities or industry analysts downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. For instance, following our announcement in September 2012 that we believed it would be unlikely that Apple would enable our processor IP in the 2012 model of its mobile phones, securities analysts downgraded our stock and the trading price of our common stock declined significantly. If one or more of these analysts stops coverage of us or fails to publish reports on us regularly, demand for our stock could decrease which could cause our stock price and trading volume to decline.

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

We are in the early stages of the costly and challenging process of hiring personnel and compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we would lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Our independent auditors will not be required to attest to their effectiveness while we are an emerging growth company under the JOBS Act. If our independent auditors determine we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in us. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. If we are not able to comply with these requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. Because the JOBS Act has only recently been enacted, it is not yet clear whether investors will accept the more limited disclosure requirements that we may be entitled to follow while we are an emerging growth company. To the extent investors are not comfortable with a more limited disclosure regime, they may not be comfortable purchasing and holding our common stock if we elect to comply with the reduced disclosure requirements. We also expect that, as a public company, it will continue to be expensive for us to obtain director and officer liability insurance.

Insiders have substantial control over us, which could limit your ability to influence corporate matters.

As of September 30, 2012, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 68.2% of our outstanding common stock. As a result, these stockholders, if acting together, are able to determine all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to control the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 6. Exhibits

Exhibit		Incorporated by reference herein
number	Description	Form	Date

10.18	Offer letter to Craig Factor, dated September 5, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: November 6, 2012	By:	/S/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: November 6, 2012	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit		Incorporated by reference herein
number	Description	Form	Date

10.18	Offer letter to Craig Factor, dated September 5, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.