Form 10-K
period 2012-12-31
AUDIENCE INC
filed 2013-03-04
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35528

AUDIENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-2061537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 Clyde Avenue Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 254-2800

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $148.2 million based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock, $.001 par value, was 20,907,457 as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the registrant’s definitive Proxy Statement for the 2013 annual meeting of stockholders where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year covered by this Form 10-K.

Audience, Inc.

Fiscal Year 2012

Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following Annual Report on Form 10-K (this “Annual Report”) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report and with management’s discussion and analysis of our financial condition and results of operations included herein.

This Annual Report includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report. These factors include, but are not limited to, the risks described under Item 1A of Part I – “Risk factors,” Item 7 of Part II – “Management’s discussion and analysis of financial condition and results of operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We make these forward-looking statements based upon information available on the date of this Annual Report and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

As used herein, “Audience,” “we,” “us” and “our” refer to Audience, Inc. and its consolidated subsidiaries.

CORPORATE INFORMATION

We were founded in July 2000 in California under the name Applied Neurosystems Corporation, and we changed our name to Audience, Inc in June 2002. In June 2011, we reincorporated as a Delaware corporation under the name Audience, Inc. Our principal executive office is located at 440 Clyde Avenue, Mountain View, California 94043. Our telephone number is (650) 254-2800. Our website address is www.audience.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

We file reports with the SEC including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our public filings with the SEC, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our initial public offering although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

PART I

Item 1.	Business

Business overview

We are the leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. We collaborate with leading auditory neuroscientists to understand the human auditory system and have developed purpose-built processors that combine science and technology to function like human hearing. Our low power, hardware-accelerated digital signal processors (“DSPs”) and audio codecs and associated algorithms substantially improve sound quality and suppress noise in mobile devices. As the primary driver of the mobile device market, the mobile phone continues to play an increasingly prominent role in peoples’ lives. Voice communication is a primary function of mobile phones, and we expect voice to increasingly complement touch as a core user interface, heightening the importance of voice and audio quality in mobile devices.

The human auditory system is remarkable for its ability to isolate individual sources within a complex sound mixture, which we refer to as auditory intelligence. We have incorporated this auditory intelligence into an intelligent platform by employing computational auditory scene analysis (“CASA”), a scientific discipline dedicated to mapping the sound separation functions in human hearing, into a computational framework. This approach enables our products to intelligently characterize, group and isolate sounds to improve sound quality while suppressing noise. We believe that our approach addresses the challenge of providing clear and consistent voice and audio quality more effectively than other available solutions. We also believe that our highly scalable platform will enable us to create and drive differentiated user experiences, such as robust speech recognition and high-quality audio for mobile video communication.

Our platform consists of our proprietary, purpose-built DSPs and audio codec, analog and mixed signal circuits and algorithms for voice isolation and noise suppression. We also provide our proprietary AuViD graphical design tools to help original equipment manufacturers (“OEMs”) design in and tune our products in their efforts to bring mobile devices with the best voice and audio quality to market rapidly. Our technologies and tools are underpinned by our significant intellectual property, resulting in a strong foundation from which to extend the value of our platform through continued innovation and integration of adjacent voice and audio functionality.

We were founded in 2000 and initially targeted the rapidly growing mobile device market, including mobile phones, media tablets and mobile PCs. We began production shipments in 2008 and, as of December 31, 2012, had sold over 250 million processors to our OEM customers. In addition to the mobile device market, we believe that our voice and audio technology is applicable to a broad range of other market segments, including automobile infotainment systems, digital cameras, digital televisions, headsets and set top boxes, although we have not yet released products for those specific market segments. We outsource the manufacture of our voice and audio processors to independent foundries and use third parties for assembly, packaging, test and logistics. We had total revenue of $143.9 million, $97.7 million and $47.9 million for 2012, 2011 and 2010, respectively. We had net income of $15.6 million, $8.3 million and $4.8 million for 2012, 2011 and 2010, respectively.

Historically, our revenue has been significantly concentrated in a small number of OEMs, contract manufacturers (“CMs”) and distributors and we expect that concentration to continue for the foreseeable future. Samsung Electronics Co., Ltd. (“Samsung”) represented 48%, 20% and 7% of our total revenue in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, one of our largest OEMs, Apple Inc. (“Apple”) and its CMs, Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”) and Protek (Shanghai) Limited and its affiliates (collectively, “Protek”), represented 46%, 75% and 82% of our total revenue, respectively. We expect that our total revenue from Apple and its CMs will decline as end users focus on Apple’s 2012 model mobile phone and the earlier models in which our processors or semiconductor intellectual property (“processor IP”) are included decline in popularity or become obsolete and are no longer produced. We also receive a lower royalty per mobile device than the selling price of a stand-alone processor.

Industry overview

Mobile devices are ubiquitous today and play an increasingly prominent role in peoples’ lives. However, due to network and device limitations, voice quality has not improved significantly since the introduction of mobile phones. For example, the sound frequency range used by mobile devices has historically been constrained by narrowband, circuit switched networks, resulting in lower voice quality than in a face-to-face conversation. Mobile devices have historically been unable to adequately separate the user’s voice from background noise. As a result, users have had to tolerate noisy, poor quality voice communication. After years of mobile network infrastructure investments in bandwidth and connectivity, mobile network operators (“MNOs”) are turning their attention to voice and audio quality as a way to improve user experience, satisfaction and loyalty.

The transition from narrowband to wideband communications has produced networks capable of carrying higher quality signals, and the sound quality delivered by these networks is poised for significant improvement. Advanced voice and audio solutions will also enable mobile devices to improve sound quality and enhance the user experience. As users increasingly become aware of these network and device improvements, they are demanding improved voice quality in the devices they depend upon, including smartphones, feature phones, media tablets and laptops. In addition, new applications and functionality, such as voice as a user interface, will require improved voice and audio quality. We expect that OEMs and MNOs will increasingly adopt advanced voice and audio solutions as they seek to differentiate future products and services.

International Data Corporation (“IDC”), an independent market research firm, estimates that the market for mobile devices, including smartphones, feature phones, media tablets and mobile PCs, will grow to 2.6 billion units by 2015. This market is undergoing rapid change, and IDC expects fast growing market segments such as smartphones and media tablets to have 2010 to 2015 unit compound annual growth rates (“CAGRs”) of 28% and 50%, respectively, driving growth and changing user expectations for mobile devices. Dedicated voice and audio processors are expected to expand rapidly as a new category not only in mobile devices, but also in additional market segments into which we have not yet released products such as automobile infotainment systems, desktop PCs, digital cameras, digital televisions, headsets and set top boxes. IDC estimates that voice and audio processor unit sales will grow from 63 million units in 2010 to over 1.6 billion units in 2015, representing a CAGR of 92%.

A variety of trends are driving demand for high-quality voice and audio solutions in mobile devices, including:

•	users expect more freedom in how and where they communicate;

•	users expect high-quality voice and audio in their mobile devices;

•	voice is becoming a preferred interface for mobile device applications;

•	users increasingly rely on their mobile devices for far-field interaction, where the mobile device is held remotely from the user, such as in speakerphone mode or video conferencing;

•	users’ perception of the HD video experience is impacted by poor quality audio;

•	OEMs continue to expand functionality in mobile devices; and

•	MNOs are deploying wideband communications networks.

There are significant challenges in delivering high-quality voice and audio solutions in mobile devices, including:

•	mobile devices are used in noisy environments;

•	separation of voice from noise while preserving speech quality is very difficult;

•	a complete voice and audio solution cannot be provided without consistent voice isolation;

•	the size, cost and power constraints of mobile devices impose significant limitations on acoustics and signal processing; and

•	traditional voice and audio signal processing techniques are not scalable or adaptable to dynamic sound environments.

Trends driving demand for high-quality voice and audio solutions in mobile devices

Sound quality is fundamental to the user experience in mobile communications. A variety of trends are driving demand for high-quality voice and audio solutions in mobile devices, including:

Users expect more freedom in how and where they communicate. Users increasingly want to make or take calls with their mobile devices in noisy environments, but they also want to hear and be heard clearly. Users want a consistent, high-quality voice and audio experience whether conducting a conference call from an airport, video chatting in a cafe, calling a friend hands-free while driving or capturing and posting multimedia content to a social network page.

Emerging adoption of wideband communications networks. MNOs are migrating the delivery of voice content from narrowband, circuit-switched public networks to more advanced, wideband, packet-switched Internet Protocol networks. Internet Protocol-based coding and transmission enables a much richer voice experience by widening the prior frequency limits on voice transmission.

Users expect high-quality voice and audio in their mobile devices. As MNOs and OEMs promote new wideband networks and more advanced mobile devices in their marketing campaigns, users are learning to expect and seek improved voice and audio quality from those networks and devices.

Increased functionality in mobile devices. OEMs are adding new features to mobile devices that were historically found only in stand-alone devices such as music players, video cameras, navigation devices, gaming devices and others. Substantial improvements in voice and audio quality improve the user experience for many of these functions. OEMs are making greater investments in voice and audio quality for multifunction mobile devices.

Increased far-field interaction with mobile devices. An increasing number of applications require far-field use cases, in which the microphone is held farther from the sound source than traditional handset use modes. A common far-field use case is speakerphone mode, which is typically used with applications such as hands-free calling, video call applications and voice search. These and other applications require a combination of speech, touch and visual interaction where the mobile device is held away from the speaker. Far-field uses are more vulnerable to background noise interference and poor voice quality given the speaker’s distance from the device.

Voice is becoming a preferred interface for mobile devices. Voice communication is a fundamental form of human interaction and represents a natural interface for mobile devices. A common use of voice as a mobile device interface is in automobiles, where users are required to comply with hands-free legislation. Similar to the evolution of touch as an interface, speech recognition is expected to be increasingly important, particularly as voice-enabled applications become more prevalent and viable.

Poor-quality audio impacts the High Definition (“HD”) video experience. As HD video content continues to become increasingly prevalent within broadband and broadcast networks, we believe that a high-quality audio user experience will provide a point of substantial differentiation in the experience of consuming media content, and that robust real-time voice and audio processing will play an important role in user satisfaction as HD video capture and playback on mobile devices becomes more common.

Voice and audio subsystem in mobile devices

The voice and audio subsystem in a typical smartphone includes a baseband processor for modulation and transmission of voice and audio signals, an application processor for multimedia-based applications, audio codecs to digitally encode and decode audio signals, as well as acoustic elements such as microphones and speakers. Some mobile devices only incorporate a single microphone as part of the audio subsystem, while more advanced mobile devices use two microphone solutions to increase the amount of information available to improve the voice and audio performance of the device. The voice and audio subsystem also includes other analog circuits, such as data converters, amplifiers and mixers, each of which has a specific function along the signal chain.

Figure 1: Illustrative voice and audio subsystem for a typical smartphone

Innovation in the voice and audio subsystem

A greater number of mobile devices are incorporating a new category of voice and audio processors with dedicated processing resources and specialized algorithms to improve user experience. The pace of innovation in voice and audio processing has recently accelerated, with the adoption of two or more microphone nonstationary noise suppression solutions. We believe that new technology development and introduction will continue at a rapid pace for the foreseeable future, driven by demand for improved voice and audio quality, with voice becoming a core user interface in mobile devices.

Challenges in delivering high-quality voice and audio solutions in mobile devices

The mobile environment is noisy. The availability of mobile networks has provided users the ability to communicate anywhere, including in noisy environments where unwanted sound makes it difficult for users to hear and be heard. New and existing far-field uses, such as video calling and speakerphone mode, make mobile communications even more susceptible to degradation by ambient noise. In addition, new voice communication technologies, such as Skype, that use Internet Protocol-based communication, offer a wider audio frequency range, but are inherently noisier than typical narrowband communications.

Isolating voice from background noise is very difficult. Removing background noise while preserving speech quality is challenging. Nonstationary noise, such as voice or music, which constantly changes in both frequency and loudness, is particularly problematic. Nonstationary noise is highly distracting to a listener and is especially difficult to remove without affecting speech quality, due in part to the similarity of such noise to speech itself. An effective solution should be able to remove all noise types, in almost all conditions, without harming speech quality.

A complete voice and audio solution cannot be provided without consistent voice isolation. For an improved mobile device user experience, it is necessary to provide high-quality echo cancellation, equalization, receive channel enhancement and improved speaker output. In order to accomplish this, it is essential to have a detailed analysis of the sound sources and consistently isolate the voice or audio signal of interest for focused and effective improvement across use cases and noise environments. For example, receive channel enhancement requires isolation of voice from noise in the far-end signal, as well as analysis of local noise sources.

Implementing high-quality voice and audio solutions on mobile devices creates additional challenges. Mobile devices are small, thereby limiting any opportunity to spread out or use a large number of microphones to locate the desired voice. The small form factor of mobile devices also makes it difficult to physically separate speakers from microphones to prevent echo. There is typically little or no flexibility to adapt the mobile device form factor to the acoustic needs of a voice processing solution. Cost constraints often compel OEMs to use low cost, commoditized microphones and speakers, which have significant manufacturing variances that impair most multimicrophone solutions. Low power consumption requirements preclude the use of high-power integrated circuits or software. Finally, short design cycles further exacerbate these issues by limiting the window of time to tune device performance for a device’s individual acoustic and electronic characteristics.

All of these challenges impair basic voice call quality and are magnified for emerging uses of voice and audio such as video communication, speech recognition and multimedia capture and playback, which depend on far-field use cases and/or wideband frequencies.

Traditional signal processing techniques are not scalable or adaptable to dynamic sound environments. Conventional approaches deployed in baseband and other processors lack the sophistication to benefit from greater compute capabilities and are unable to mitigate nonstationary noise effectively. These techniques exhibit the following shortfalls:

•	Stationary noise suppression—removes only small amounts of slowly changing noise, such as noise from a fan.

•

Beam-forming—uses multiple microphones, relies on directional noise suppression and is susceptible to variations in noise direction and device position. These variations degrade the user experience because the distracting noise randomly appears and disappears. Overall performance is highly sensitive to manufacturing variations in microphones.

•	Voice activity detection—prevents noise when a user is not talking and passes through noise when the user is talking.

While these techniques are often combined, they do not mitigate one another’s shortcomings, and the result can be inconsistent performance, poor voice quality and a poor user experience.

Our solution

We provide intelligent voice and audio solutions that substantially improve sound quality and suppress noise in mobile devices. We believe that our auditory intelligence approach addresses the challenge of providing clear and consistent voice and audio quality more effectively than other available solutions. Our platform consists of our proprietary, purpose-built DSPs and audio codecs, analog and mixed signal circuits and algorithms for voice isolation and noise suppression.

Benefits to mobile device users

Differentiated voice and audio quality. Our products substantially improve voice quality and reduce background noise on mobile devices wherever they are used.

Consistent voice and audio experience. Our products enable a more consistent voice and audio experience, regardless of the use case or surrounding noise environment.

Robust speech recognition. By combining our high-quality voice isolation capability with next generation, third-party speech recognition software, our intelligent voice and audio solutions improve the user experience with speech recognition applications.

Clarity of audio capture and playback. We believe that demand for creating and viewing user-generated content will lead users to select devices that feature differentiated HD audio and video capture.

Benefits to the mobile device ecosystem

Original equipment manufacturers. OEMs can more effectively differentiate their mobile devices by providing a better user experience when our intelligent voice and audio solutions are incorporated into their products. Our solutions also help OEMs’ mobile devices to meet specifications set by MNOs regarding voice and audio quality.

Mobile network operators. By improving the user experience, our processors can increase user demand for mobile communication services, enhance user satisfaction and promote user loyalty. Additionally, our processors’ noise suppression capabilities also have the potential to increase network capacity for MNOs by reducing the transmission of noise.

Mobile operating system providers. Mobile operating system providers benefit from our processors’ ability to intelligently analyze and understand the sound environment in support of speech recognition, multimedia and other applications.

Figure 2: Audience and the mobile device ecosystem

Our competitive strengths

Since our founding, we have focused on understanding sound to improve the user experience. We have combined auditory neuroscience and technology to improve voice and audio quality in mobile devices. In so doing, we have created a new category of advanced voice and audio solutions for mobile devices. Our leadership position in this category results from the following core strengths:

•

Deep domain expertise in voice and audio communications. Our team includes leading innovators in CASA, speech analysis and coding, spatial audio and acoustics, among other disciplines. More than 60% of our research and development team have advanced engineering degrees. At Audience, this team has leveraged that experience to develop and deploy two generations of CASA-based voice and audio products, creating a new category of voice and audio processors.

•

Differentiated, scalable technology platform. Our proprietary platform offers high-quality voice and audio performance at low power by leveraging our purpose-built DSPs and algorithms. Our CASA-based architecture scales with compute power and across new applications and use cases. We believe this ability to scale our technology differentiates us from alternative approaches to voice and audio quality. Additionally, the flexibility of our platform’s design interface makes it easy for customers to integrate our products into a wide range of mobile devices.

•

Strong relationships with industry leading MNOs and operating system developers. Our collaboration with leading MNOs provides us visibility into critical design specifications and development timelines, which helps to keep us at the forefront of technological innovation in voice and audio solutions. We also influence the design specifications for OEMs’ devices, which are set by certain of these MNOs to increase demand for our products. We are actively engaged in various ways with leading MNOs, including AT&T, Inc. (“AT&T”), China Mobile Limited (China Mobile), Orange plc, Sprint Corporation, Telecom Italia SpA, Deutsche Telekcom (“T-Mobile”), Verizon Wireless and Vodafone Group plc. In addition, we are building relationships with operating system providers, such as Google, Inc., whose operating system enables speech recognition and other applications that can leverage the capabilities of our platform.

•

Collaboration and repeat design wins with leading OEMs. Through close, long-term relationships with OEMs, we gain both a unique understanding of their product roadmaps and an ability to influence design decisions. These insights help us to anticipate our key OEMs’ future voice and audio challenges and drive our product and technology roadmap. As of December 31, 2012, our processors had been incorporated in over 140 mobile device models that have reached commercial production, including those sold by leading OEMs, such as Apple through its CMs, Foxconn and Protek, Motorola, LG Electronics Inc. (LG), Pantech Corporation Ltd. (Pantech), Samsung, Sharp Corporation (Sharp) and Sony Corporation (Sony). We believe that these OEMs have repeatedly selected us based on the high quality, performance and reliability of our solutions.

•

Significant OEM design support capabilities. We work closely with OEMs throughout their design processes using our proprietary AuViD graphical design tools to integrate our solutions into their mobile devices, which enables us to improve design efficiency, increase productivity and establish differentiated design relationships with OEMs. We also have a considerable field application engineering team to provide design support capabilities, enabling OEMs to efficiently deploy our solutions across their portfolio.

•

Significant intellectual property portfolio in voice and audio technologies. Our intellectual property consists of core technology related to mapping the human auditory system within a computational framework, as well as the technology, tools and methods related to the implementation of these technologies in mobile devices. As of December 31, 2012, this intellectual property included 17 issued U.S. patents, 93 pending U.S. patent applications and 44 pending foreign patent applications and three issued foreign patents, as well as proprietary analog and digital signal processing building blocks, optimizations for programmable DSP architectures, multimedia processing, audio algorithms, audio codecs and amplifiers, embedded firmware and operating systems, tools and audio tuning capabilities.

Our technology

We collaborate with leading experts in auditory neuroscience to understand the detailed function of the human auditory pathway, uniquely combining science and technology to model the functions of human hearing. Our architecture combines scientific breakthroughs with DSP hardware acceleration to deliver a solution with the intelligence of human hearing in the size and power constraints of mobile devices.

The human auditory system is remarkable for its ability to identify and isolate individual sources within a complex sound mixture to enable people to hear the desired sound source clearly, which we refer to as auditory intelligence. To effectively manage the separation and identification of individual sounds, the human hearing system evaluates the entire auditory scene based on a variety of characteristics. Employing the science of CASA, our proprietary technology has been designed to intelligently characterize, group, classify the auditory scene and isolate a speaker’s voice from noise.

Our proprietary CASA-based algorithms provide a rich, highly integrated capability we use to deliver leading-edge voice and audio quality solutions. Our platform allows us to create custom, hardware-accelerated DSPs, purpose-built for our algorithms, to provide top performance with low power characteristics. Our core technology has already scaled from basic calls to more difficult voice use cases, such as wideband speakerphone mode. We believe our dedicated approach to voice and audio processing will continue to enable our solutions to scale along with the demands in mobile devices for increased performance and more robust feature sets. Our architecture will allow us to incorporate additional intelligence into our solutions in each of the processing stages, such as adding new characterization cues to enable more refined decision making. We believe that this will enable our solutions to better address new and more challenging use cases and noise conditions as compared to traditional approaches.

The following descriptions and diagram of corresponding stages depict our CASA-based architecture for a DSP.

•

Fast Cochlea Transform (“FCT”). Our proprietary FCT architecture, based on the human cochlea, transforms incoming sound waves into frequency components in order to map the digital audio stream into a three-dimensional representation of the sound mixture. This approach has significant benefits over the typical method, the Fast Fourier Transform (“FFT”). In particular, it offers much higher spectro-temporal resolution than is possible using FFT, enabling precise characterization and analysis of the auditory scene, similar to the analysis that occurs in the human auditory pathway. Our solutions attain this resolution with very low latency, which is necessary for use in real-time communications. This combination of high resolution and low latency is unique to the FCT.

•

Characterization. During characterization, our solutions identify and compute the acoustic properties of incoming sounds according to fundamental attributes such as pitch, harmonics, spatial location, temporal and other information in the frequency domain. The diversity and precision of our characterization is essential to making intelligent decisions in the grouping stage which follows.

•

Grouping. Following characterization, our solutions group the FCT domain components of the sound mixture into individual sources according to a variety of CASA principles, such as common location, onset time and fundamental frequency, as well as timbral consistency. Information from the characterization stage is simultaneously evaluated in real time, including time alignment, in order to decide which FCT domain energy belongs to which sound source. In this way, individual sound components are grouped to create separate audio streams, which are then tracked independently.

•

Voice isolation. Once all of the individual sound components have been properly characterized and grouped into discrete streams, the sound source of interest is selected. Importantly, the isolation stage enables the intelligent separation of voice from other components of the sound mixture, eliminating noise and other audio to deliver clear voice and audio to users.

•	Inverse FCT. As a final stage, the inverse FCT is responsible for reconstructing the FCT data back into high-quality digitized audio for further transmission.

Figure 3: Stages of our CASA-based architecture

Our products

Our voice and smart sound solutions include our proprietary, purpose-built DSPs and an audio codec, algorithms for voice isolation and noise suppression and our design tools and support capabilities. These processors enable noise suppression and improved sound quality in narrowband and wideband for real-time communications, including Internet Protocol-based communication, speech-based applications and multimedia applications such as audio recording, video recording and voice command web searches.

Our processors provide dedicated computational power for the implementation of our proprietary, CASA-based algorithms. These processors have been optimized for both performance and power and utilize advanced hardware acceleration techniques. Our product portfolio supports both analog and digital interfaces to provide added design flexibility for our customers.

We design our solutions to deliver consistent performance. Incorporating over 10 years of field testing and device data, our solutions deliver improved voice and audio quality and noise suppression in near and far-field modes and at different handset orientations. Our processors deliver noise suppression in real world environments by removing both stationary and nonstationary noise for narrowband and wideband communications.

Key features of our products include:

Real time communication voice quality

•	Nonstationary noise suppression: Suppression of dynamic distracters, such as background voices or music, characterized by rapid or random changes.

•

Transmit and receive: Simultaneous signal processing along both the transmit and receive paths. In the transmit path, the user’s auditory scene is processed before transmission to the listener on the other end. In the receive path, the audio stream from the other end is improved by our solution and then presented to the near end listener.

•	Near-field and far-field capability: More consistent voice and audio quality wherever the device is held and used.

•	Narrowband and wideband: Capable of signal processing for both narrowband and wideband signals.

•	Audience HiFi voice: Improves narrowband signals by estimating and adding energy at higher sound frequencies to create wideband voice quality and deliver rich, full sound quality.

•	Acoustic echo cancellation: Cancellation of echo caused by acoustic conditions that redirect sound, such as the acoustic coupling between a mobile device’s speakers and microphones.

•

One microphone compensation: Compensation for one microphone mobile devices, which provide fewer environmental cues than two microphone mobile devices, delivering improved voice and audio quality in near-field and far-field uses for one microphone mobile devices.

Automatic speech recognition (“ASR”) assist

•	ASR assist: Improves accuracy and performance of speech enabled applications in the presence of noise.

Multimedia improvement

•

Parametric equalization: Post-processing of music streams during playback to emulate audio profiles such as rock, classical, jazz and other custom profiles by enhancing specific frequencies in the audio stream.

•	Stereo widening: Improvement of music playback over headphones or stereo loudspeakers by expanding the perceived spatial separation of different sounds.

Integrated audio codec

•

Dynamic range: High dynamic range leads to better perceived high fidelity audio quality. The codec integrated in our smart sound processor provides outputs with high dynamic range that meet stringent audio performance specifications for mobile devices.

•	Multimedia features: The integration of mixed-signal and DSP components into a single device allows for power-efficient new wideband audio multimedia features.

Our voice and audio solutions

Our processors range in performance and functionality to meet the multiple needs of various mobile devices. We offer custom voice and audio processors and are sampling a smart sound processor for device platforms including smartphones, feature phones and media tablets. These processors are accompanied by our integration tools and support. We offer the following processors:

•

eS515: Third generation voice and audio processor with an integrated audio codec, featuring support of three-microphones, where all three are used simultaneously to gather environmental information around the user and deliver improved voice quality. This is a single-chip solution and mixed-signal audio and voice signal chain.

•

eS325: Third generation voice and audio processor that features simultaneous three microphone processing, optimized ASR and bandwidth expansion technology for consistent voice call experience when moving between 3G and 4G networks.

•

eS305: Second generation voice and audio processor utilizing new hardware acceleration architecture and algorithms for far-field, wideband communications and capable of advanced speech recognition assist; uses an all-digital interface.

•	eS310: Provides similar capabilities to the eS305. It also provides flexible connectivity to adjacent components, including both analog and digital interfaces.

•	eS110: First generation voice and audio processor which incorporates a version of our audio processing technology for near-field and far-field use in devices that have a single microphone.

•

A1028: First generation narrowband voice processor designed for real-time communications and far-field as well as near-field use with features such as acoustic echo cancelation, voice equalization and automatic gain control, amongst others.

•	A1026: First generation narrowband voice processor designed for real-time communications and typical near-field use.

Custom solutions: We sell a customized version of one of our processors to Apple and its CMs, Foxconn and Protek. We have also licensed our semiconductor intellectual property, which we refer to as processor IP, for custom designs to Apple for integration into its mobile devices.

Integration tools and support: We provide OEMs with our AuViD graphical design tools enabling them to efficiently integrate and customize the features of our voice and audio processors across a multitude of device designs. These tools feature an easy-to-use visual design interface and facilitate rapid and cost-effective design integration. Our applications and technical sales engineers work closely with OEMs to provide design support from device concept through field testing.

Customers

We derive our revenue primarily from the sale of our voice and audio processors to OEMs which incorporate them into mobile devices. We currently have design wins for our voice and audio processors to OEMs in the United States and Asia. As of December 31, 2012, OEMs, CMs and distributors worldwide had purchased more than 250 million of our processors and incorporated them in over 140 mobile device models that have reached commercial production. In 2012, 2011 and 2010, sales to CMs and OEMs with manufacturing operations and distributors in Asia represented substantially all of our hardware revenue. Commencing in the first quarter of 2012, we began recording royalty revenue that is attributed to the OEM’s headquarters location, which is in the United States. As a result, for 2012, sales to CMs and OEMs in the United States and Asia accounted for 28% and 72% of our total revenue, respectively.

OEMs design in our products and either procure them directly from us or indirectly through CMs or distributors. OEMs and their CMs and distributors generally purchase our voice and audio processors on a purchase order basis and do not enter into long-term contracts or have minimum purchase commitments with us that would obligate them to purchase additional products from us in the future. For example, we do not have a long term supply contract with Samsung, which was one of our largest customers in 2012.

Since we began generating revenue in 2008, Apple, through its CMs, Foxconn and Protek, HTC, LG, Motorola, Pantech, Samsung, Sharp and Sony have incorporated our products into certain smartphones and feature phones, and, in the case of HTC, Samsung and Sony, media tablets. In 2012, revenue from Samsung, Apple and Foxconn accounted for 48%, 27% and 14% of our total revenue, respectively. In 2011, revenue from two CMs, Foxconn and Protek, and from one OEM, Samsung, accounted for 65%, 10%, and 20% of total revenue, respectively. In 2010, revenue from Foxconn accounted for 81% of total revenue. We expect that our relationships with Samsung and Apple, as well as its CMs, Foxconn and Protek, will continue to account for a substantial portion of our total revenue for 2013. No other OEM, CM or distributor accounted for 10% or more of our total revenue in 2012, 2011, or 2010.

On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement, we develop, supply and support a custom version of one of our processors and related software to Foxconn and Protek for use in certain mobile phones. Pursuant to the terms of the agreement, we also license processor IP for certain mobile devices. We provide custom processors to Foxconn and Protek, which we cannot develop, manufacture or distribute the customer processor we provide to this OEM and its CMs to third parties unless the OEM ceases development of its mobile devices incorporating our product for reasons other than our default. We are required to afford Foxconn and Protek priority allocation of processors in the event of a supply constraint. Foxconn and Protek are not obligated to purchase any of our processors and their OEM is not obligated to integrate or enable our processor IP in any of its current or future products. This OEM and its affiliates are not precluded from developing competing products or technologies internally and designing those internally developed products and technologies into its mobile devices. For example, for its 2012 mobile phone models, the OEM elected to use another technology in lieu of our processor IP. The term of the agreement is perpetual until terminated for cause by either party. This OEM may terminate a written statement of work under the agreement for any reason by providing notice at least 30 days prior to termination. Under the agreement, we have obligations to indemnify this OEM against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third-party proprietary or intellectual property rights.

As part of our 2008 license, we are entitled to receive a royalty for each mobile device that is sold incorporating and, with respect to mobile devices other than mobile phones, enabling our processor IP. Apple integrated our processor IP into the 2011 model of its mobile phone and we began to recognize royalty revenue from the 2011 model of the mobile phone in 2012. Although we made available the processor IP for the 2012 model of the mobile phone to the OEM, in November 2012 and February 2013, we received royalty reports from Apple which indicated that our processor IP had been integrated but not enabled in the 2012 model of its mobile phones. In the event that this OEM should enable the processor IP we delivered in 2012 into new mobile phone model, the royalties we would be entitled to receive are subject to a lifetime cap. Our royalty revenue declined substantially commencing in the three months ended December 31, 2012 and we expect it to continue to decline thereafter. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices.

Sales and marketing

We sell our voice and audio processors to OEMs and their CMs through a direct sales force aided in certain regions by third-party sales representatives. For some OEMs, distributors purchase processors from us to fulfill the OEMs’ orders. We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, Japan and Europe. Substantially all of our revenue has been generated by sales to CMs and OEMs that manufacture their products in Asia and distributors in Asia. We expect sales to CMs and OEMs in Asia to contribute a majority of our revenue for the foreseeable future. As of December 31, 2012, we had 92 employees in sales and marketing, including our application engineers and technical sales people, located in North America, Asia and Europe.

Our direct sales force focuses on securing design wins to incorporate our voice and audio processors in OEMs’ mobile devices. We work directly with OEMs to create awareness of our product offerings and provide design and integration support.

We have also worked with MNOs to educate them about factors contributing to voice and audio quality in order to enable them to further improve customer satisfaction. We work with MNOs to encourage OEMs to incorporate intelligent voice and audio solutions in their products.

We also have comarketed our earSmart technology with AT&T, Sharp and Wal-Mart Stores, Inc., with information regarding our technology featured on product packaging, advertising and promotional materials.

Manufacturing and operations

We operate a fabless business model and outsource the manufacturing of our voice and audio processors. Manufacturing includes the fabrication of integrated circuits, assembly, packaging and test. We currently rely on Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) to produce most of our voice and audio processors at three of its fabrication facilities in Taiwan. We have also engaged GLOBALFOUNDRIES Inc. (“Globalfoundries”) to produce some of our voice and audio processors at two of its fabrication facilities in Singapore and have begun commercial production at these locations. In addition, we rely on third parties, such as Signetics Corporation (“Signetics”) and STATSChipPAC Ltd. (“STATSChipPAC”), for assembly, packaging and test, and other contractors for logistics. We do not have any long-term supply agreements with our foundries or our assembly, packaging, test and logistics vendors. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. In addition, we believe that outsourcing our manufacturing provides us the flexibility needed to respond to variations in customer demand, simplifies our operations and significantly reduces our capital requirements.

Competition

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. Currently, we provide only voice and audio processors and an audio codec and do not compete in other aspects of the mobile device component market. In the future, we may elect to expand our offerings to include other subsystem components and we would need to compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or components with other functionalities and compete with us.

We currently face competition from a number of established companies that produce components for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Maxim Integrated Products, Inc., ON Semiconductor Corporation, Qualcomm Incorporated, Texas Instruments Incorporated, Wolfson Microelectronics plc, DSP Group, Inc. and Yamaha Corporation. We also face competition from smaller, privately held companies and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. OEMs may seek to reduce the number of processors in their mobile devices and incorporate the functionality of our voice and audio processors into the central processing units of their mobile devices. OEMs may internally develop or rely on third-party suppliers to provide central processing units that combine multiple functionalities, including those provided by our processors, which could reduce the demand for our processors and adversely impact our business, financial condition, operating results and cash flows.

Our ability to compete effectively depends on a number of factors, including:

•	our ability to attract, retain and support OEMs and to establish and maintain relationships with MNOs;

•	our ability to recruit and retain engineering, sales and marketing personnel;

•	our processors’ scalability, performance, quality, ease of use and cost effectiveness relative to those of our competitors’ products;

•	our success in developing and creating demand for new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our products’ interoperability with various data access protocols and other voice and audio subsystem components of mobile devices;

•	our ability to continue to establish greater name recognition and build upon our reputation in the industry;

•

our ability to respond effectively to aggressive business tactics by our competitors, including selling at lower prices or asserting intellectual property rights irrespective of the validity of the claims; and

•	our ability to protect our intellectual property.

With respect to these factors, based on publicly available data, we believe that we compete favorably on performance, scalability and cost.

Research and development

Since our inception we have made substantial investments in research and development. We have research and development facilities in Mountain View, California, Scotts Valley, California, Lafayette, Colorado and

Bangalore, India. We opened a design center in Bangalore, India to support our research and development activities in 2012. As of December 31, 2012, we had 135 employees in research and development. Our focus is to further develop our current voice and audio processors and audio codecs, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of mobile device requirements. A majority of our research and development employees focus on software development. Our team includes leading innovators in CASA, speech analysis and coding, spatial audio and acoustics, among other disciplines. More than 60% of the persons on our research and development team has an advanced engineering degree.

Our total expenses for research and development for 2012, 2011 and 2010 were $31.5 million, $21.6 million and $11.4 million, respectively.

Intellectual property

Our success depends in part upon our ability to develop and protect our core technology and intellectual property. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. Our products are provided to OEM customers pursuant to agreements that impose restrictions on use and disclosure. Our agreements with employees and contractors who participate in the development of our core technology and intellectual property include provisions that assign intellectual property rights to us. In addition to the foregoing protections, we generally control access to our proprietary and confidential information through the use of internal and external controls.

As of December 31, 2012, we held 17 U.S. patents expiring between July 2019 and November 2031 and also had 93 U.S. patent applications pending. As of December 31, 2012, we also had 44 pending foreign patent applications and three patents issued. Each of the foreign patent applications is related to a U.S. patent or a pending U.S. patent application. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to amend, abandon, or otherwise not pursue prosecution of certain pending patent applications or of certain inventions disclosed in those patent applications due to patent examination results, strategic concerns, economic considerations or other factors. To the extent that a patent is issued, any such issued patent may be contested, circumvented, found unenforceable or invalidated and we may be unwilling or unable to prevent third parties from infringing a particular patent. Moreover, we cannot assure you that we can successfully use our patents to prevent competitors from copying our products or developing competing technologies. We will continue to assess appropriate occasions to seek patent protection for aspects of our technology that we believe provide us a significant competitive advantage in the market.

As of December 31, 2012, we had registered the trademarks for “AUDIENCE,” “hear and be heard,” “Fast Cochlea Transform” and “the world’s most intelligent voice processor” in the United States. As of December 31, 2012 we had registered the trademark for “AUDIENCE” in the European Union, Japan, South Korea and Taiwan. Additionally, we have trademark applications pending in the United States for “earSmart,” “the future of voice is hear” and the earSmart logo. We also have trademark applications pending in the EU, Japan and South Korea for “hear and be heard,” “earSmart” and the earSmart logo. We also have a pending application in South Korea for “the world’s most intelligent voice processor.” We also have trademark applications pending in China, India and Taiwan for “AUDIENCE,” “earSmart,” “hear and be heard,” “the world’s most intelligent voice processor” and the earSmart logo. Additionally, we have a pending application in Korea for the earSmart composite mark.

Employees

As of December 31, 2012, we had 279 employees in offices across North America, Asia and Europe including 92 employees in sales and marketing, 135 in research and development, 18 in manufacturing and operations and 34 in general and administration. We consider our current relationship with our employees to be good. None of our employees are represented by labor unions or have collective bargaining agreements.

Item 1A.	Risk factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline and you may lose all or part of your investment.

Risks related to our business and industry

We depend on Samsung for the majority of our revenue and the loss of, or a significant reduction in orders from, Samsung could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

For the three months and year ended December 31, 2012, Samsung accounted for 54% and 48% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. We operate solely under purchase orders from Samsung and do not have a supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us and may seek second sources. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

In the past, we were substantially dependent on Apple and its CMs for our revenue. Our relationship with this OEM is undergoing a significant transition, which may have a material and negative effect on our business, financial condition, operating results and cash flows.

We sell our products to Foxconn and Protek, each a CM that produces mobile phones containing our processors for Apple. We also license our processor IP to this OEM. For the three months and year ended December 31, 2012, Apple, Foxconn and Protek collectively accounted for 33% and 46% of our total revenue, respectively. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sell custom processors to Foxconn and Protek and license our processor IP to this OEM for mobile phones. Based on this OEM’s November 2012 and February 2013 royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our royalty revenue declined substantially commencing in the three months ended December 31, 2012 and we expect it to continue to decline thereafter. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed. In the event that we do not receive royalties from new generations of this OEM’s mobile devices and the demand for the mobile devices in which our processor IP is currently enabled declines, our revenue and profits will suffer. Although we may replace the revenue with processor sales to other OEMs, our gross margins may decline as we incur expenses for manufacturing those processors that we do not incur with processor IP.

With respect to an older model of mobile phone for which we sell our processors to this OEM’s CMs, the OEM may also elect to stockpile inventory of these processors in anticipation of the time that this model may reach the end of its product lifecycle. We expect sales of our processors to CMs for this OEM for older generation mobile phones will decline as newer models take market share from older models. If we fail to anticipate the end of life of this model of mobile phone, we may also overestimate the level of inventory needed to satisfy demand for this processor and may incur charges for excess and obsolete inventory. If sales to other OEMs do not increase sufficiently to offset the decline, our total revenue may also decline.

We believe that our royalty revenue from the 2011 model of this mobile phone will begin to decline as consumers focus on this OEM’s 2012 model mobile phone. Although we are unable to determine when the OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer units of the 2011 model and at some point we will cease to receive royalty revenue for this model. In the event that our royalty revenue declines or we cease to receive royalty revenue from the mobile devices in which our processor IP is currently enabled, our revenue and profits will suffer and our gross margins may decline.

Our royalty revenue from this OEM will lag the sales of its mobile phones that integrate and enable our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

We depend on a small number of OEMs for a substantial portion of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We have historically derived a substantial majority of our revenue from sales to a small number of OEMs, primarily Samsung and Apple. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve market acceptance. We cannot assure you that we will be able to sustain our revenue from our existing OEMs. For instance, in late 2012, we determined that our processor IP was not enabled in Apple’s 2012 model of its mobile phones. If one or more of our existing OEMs were to decide not to use our processors or processor IP, that decision could harm our brand and impair our ability to maintain or extend our relationships with our other OEMs or establish new OEM relationships. For example, Apple’s decision not to enable our processor IP in its 2012 mobile phone may adversely impact other OEMs’ willingness to award design wins to us.

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

Decreased purchases by large OEM customers, whether for current or future mobile device models in which our products were included or otherwise, changes in their purchasing patterns, modification of terms or a disruption or termination of our relationships with these OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows. This type of loss could also cause significant fluctuations in our results of operations because we have significant fixed expenses in the short term and our sales and development cycle to obtain new design wins and new OEMs is long.

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

We typically work with OEMs to obtain design wins prior to the OEM entering into an agreement with an MNO to produce a given mobile device. However, even if the design win is awarded, the OEM or MNO may cancel a given mobile device launch. Although it would be time consuming for an OEM to design our products out of mobile devices currently in production, an OEM may seek to do so or to establish a second source. Even if our products offer superior sound quality, OEMs may elect to divide their purchases among two or more companies that supply voice and audio solutions to avoid becoming reliant on a single supplier and due to the perception that having multiple suppliers will enable the OEM to secure more favorable pricing. We do not have agreements with our OEMs requiring them to incorporate our processors in future mobile devices. Our OEMs are not obligated to complete the development or begin commercial shipment of any devices that incorporate our processors.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income in 2012, 2011 and 2010 of $15.6 million, $8.3 million and $4.8 million, respectively, we incurred net losses of $16.8 million in 2009 and $14.5 million in 2008. As of December 31, 2012, our accumulated deficit was $26.6 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we achieved profitability in 2010, 2011 and 2012, we may not be able to sustain profitability in the future. Failure to sustain profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

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

Other factors that are difficult to predict and that may affect our operating results include:

•	the timing and magnitude of shipments of our processors and the sale of mobile devices that have integrated and enabled our processor IP in each quarter;

•	the extent to which and the timing of when our OEMs launch new mobile devices incorporating our voice and audio processors;

•	deferral of purchases of existing mobile devices in anticipation of new devices from our OEMs;

•	the introduction of new mobile device operating systems or upgrades and their impact on sales of existing mobile devices;

•	the timing of product introductions or upgrades or announcements by us or our competitors;

•	the gain or loss of one or more design wins with one or more significant OEMs;

•	fluctuations in demand and prices for our voice and audio processors;

•	increases in the cost to manufacture, assemble and test our processors;

•	OEMs overbuilding inventories of mobile devices and reducing purchases of our solutions as they use their excess inventory;

•	efforts to reduce the cost and/or the bill of materials of OEMs’ mobile devices and the impact on our pricing;

•	our ability to anticipate changing demands and develop new technologies, products and improvements that meet OEM and MNO requirements on a timely basis;

•	production delays as a result of manufacturing capacity or quality issues;

•	unanticipated sales return reserves or charges for excess or obsolete inventory;

•	changes in industry standards in the mobile device industry;

•	any change in the competitive landscape of our industry, including consolidation or the emergence of new competitors;

•	general economic conditions in the markets in which we operate; and

•	other factors outside of our control.

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

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. We provide voice and audio processors, and have begun providing an audio codec to compete in the mobile device component market. In the future, we may elect to expand our offerings to include other subsystem components and we would need to compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or components with other functionalities and compete with us.

We currently face competition from a number of established companies that produce components for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Maxim, ON Semiconductor, Qualcomm, Texas Instruments, Wolfson, DSP Group and Yamaha. We also face competition from smaller, privately held companies and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. OEMs may seek to reduce the number of processors in their mobile devices and incorporate the functionality of our voice and audio processors into the central processing units of their mobile devices. OEMs may internally develop or rely on third-party suppliers to provide central processing units that combine multiple functionalities, including those provided by our processors, which could reduce the demand for our processors and adversely impact our business, financial condition, operating results and cash flows.

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

Our ability to compete effectively depends on a number of factors, including:

•	our ability to attract, retain and support OEMs and to establish and maintain relationships with MNOs;

•	our ability to recruit and retain engineering, sales and marketing personnel;

•	our processors’ scalability, performance, quality, ease of use and cost effectiveness relative to those of our competitors’ products;

•	our success in developing and creating demand for new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our products’ interoperability with various data access protocols and other voice and audio subsystem components of mobile devices;

•	our ability to continue to establish greater name recognition and build upon our reputation in the industry;

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

We cannot assure you if or when the products and solutions on which we have focused our research and development expenditures will become commercially successful or generate a sufficient return. Despite our efforts to develop new and successful voice and audio processor solutions, our competitors, many of whom have greater financial and engineering resources than we do, may be able to introduce new processors or develop new technologies more quickly than we can. If our investments in research and development do not achieve market acceptance or the desired returns in a timely manner, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy.

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

The selection processes for mobile device designs are lengthy and can require us both to incur significant design and development expenditures and dedicate significant engineering resources in pursuit of a single OEM opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our OEMs’ products likely will have short life cycles. Failure to obtain a design win could prevent us from supplying an entire generation of a product. This could cause us to lose revenue and require us to write off obsolete inventory and could weaken our position in future competitive selection processes. Our lengthy and uncertain sales cycles make it difficult for us to predict when OEMs may purchase and accept products from us or sell mobile phones that have integrated and enabled our licensed processor IP, may prevent us from recognizing revenue in a particular quarter and ultimately may not produce any sales. As a result, our operating results may vary significantly from quarter to quarter.

If we are unable to adequately control our cost of revenue, our gross margins could decrease, we may not sustain or maintain profitability and our business, financial condition, operating results and cash flows could suffer.

The largest component of our cost of revenue is production costs of our processors. We have made, and expect to continue to make, significant efforts to reduce the cost of our processors, including but not limited to wafer costs. Our processors are fabricated by TSMC, for which we are not a large customer. We rely on third parties, such as Signetics for assembly, packaging and test. The low volume of our orders relative to other customers at these suppliers makes it difficult for us to control the cost of the fabrication of our processors. As compared to our larger competitors, we typically do not purchase a sufficiently high volume of wafers and services to obtain the discounts that our larger competitors may be able to obtain from their foundries and other suppliers. We do not have long-term supply contracts with our suppliers, which further limits our ability to control costs. If we are unable to reduce, or maintain controls over, our cost of manufacturing relative to our selling prices, our business, financial condition, operating results and cash flows could be materially and adversely impacted.

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

Our products must integrate and interoperate with our OEMs’ existing and future mobile devices, including components such as baseband processors, audio codecs, microphones and software applications, each of which may have different specifications. When new or updated versions of these components, interface protocols or software applications are introduced, or if we find defects in other vendors’ or our OEMs’ software or hardware or an incompatibility or deficiency in our products, we may need to develop updated versions of our products so that they interoperate properly. We may not complete these development efforts quickly, cost effectively or at all. These development efforts may require substantial capital investment and the devotion of substantial resources. In addition, our OEMs may rely on third-party vendors to provide chipset kits for our OEMs’ use in designing their mobile devices. These chipset kits may not include our products and may include components, interface protocols or software applications that do not interoperate properly with our products. If we fail to achieve and maintain compatibility with components, interface protocols or software applications, our products may not be able to fulfill our OEMs’ requirements, or we may experience longer design win and development cycles or our solutions may be designed out of mobile devices. As a result, demand for our products may decline and we may fail to increase or maintain market segment share.

We are subject to business uncertainties that make it difficult to forecast demand and production levels accurately and to have our products manufactured on a timely basis, which could interfere with our ability to deliver our processors and generate sales.

Sales of our processors are generally based on purchase orders with our OEMs rather than long-term purchase commitments. As a result, it is difficult to accurately forecast OEM demand for future periods. Our primary foundry, TSMC, produces silicon wafers for other fabless semiconductor companies in volumes that are far greater than ours. We do not have supply or timing commitments from TSMC and our production orders are typically filled on a delayed basis as production capacity becomes available between larger orders. In order to secure foundry space for the production of our processors on a timely basis and to ensure that we have sufficient inventory to meet our OEMs’ demands, we place orders with TSMC well in advance of receipt of OEM orders. If we inaccurately forecast demand for our processors, we may have excess or inadequate inventory or incur cancellation charges or penalties. Excess inventory levels could result in unexpected charges to operations that could adversely impact our business, financial condition, operating results and cash flows. Conversely, inadequate inventory levels could cause us to forego revenue opportunities, potentially lose market segment share and harm our OEM relationships. As we continue to introduce new products, we may need to achieve volume production rapidly. We may need to increase our wafer purchases, foundry capacity and assembly, packaging and test operations if we experience increased demand. The inability of TSMC to provide us with adequate supplies of our processors on a timely basis, or an inability to obtain adequate quantities of wafers or packages, could cause a delay in our order fulfillment and could interfere with our ability to generate revenue.

We rely on a limited number of manufacturing, assembly, packaging and test, as well as logistics, contractors, in some cases single sources, and any disruption or termination of these arrangements could delay shipments of our voice and audio processors and reduce our revenue.

We rely on a limited number of contractors for several key functions in producing our processors, including the processors themselves, which are primarily manufactured by TSMC. We also rely on third parties, such as Signetics and STATSChipPAC, for assembly, packaging, testing and warehousing, and other contractors for logistics. This reliance on a limited number of contractors involves several risks, including:

•	capacity constraints;

•	price increases;

•	delivery delays; and

•	yield and other quality issues.

If any of these contractors were to cancel or materially change their commitments to us or fail to meet the quality or delivery requirements needed to allow us to timely manufacture, assemble, package, test and deliver our processors, we could lose time-sensitive OEM orders or be forced to pay damages for the cost of replacement components, be unable to develop or sell certain processors cost effectively or on a timely basis, if at all, and experience significantly reduced revenue. In the event that it became necessary to find other contractors, transition to a new vendor could take significant time due to the technology development process and other qualification criteria for a different contractor. For example, developing a second source foundry for one of our products could require us to redesign the product to meet the specialized requirements of that foundry. Inadequate supplies of critical components, such as wafers or packages, may also impair our ability to fulfill orders in a given quarter and/or result in a decrease in our revenue.

We currently rely primarily on TSMC to manufacture our processors. Our reliance on TSMC reduces our control over the fabrication process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with TSMC effectively, or if TSMC experiences delays, disruptions, capacity constraints or yield problems in its operations, our ability to ship products to our OEMs could be impaired and our competitive position and reputation could be harmed. We do not have a supply agreement with TSMC and TSMC is under no obligation to continue to supply us at all or at the capacity we need. We are a relatively small customer of TSMC and, in times of capacity constraint, we may not receive the capacity allocation we need. If TSMC is unwilling or unable to meet our production requirements, we would be required to engage a new foundry. Qualifying a new foundry and commencing volume production would be expensive and time consuming. While we have engaged Globalfoundries to produce some of our products, the transfer of additional products to Globalfoundries may require significant redesign of such processors. Any redesign may take nine months or more to complete and may involve further delays if such redesigned products do not meet our or our OEMs’ performance specifications. If we are required to change foundries or move between production lines of a particular foundry or other supplier for any reason, this could disrupt the supply of our processors and increase our costs.

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

We have invested and continue to invest significant resources in working with MNOs to educate them about the impact of sound quality on the user experience in order to increase awareness of and demand for our processors. We also intend to collaborate with MNOs in new geographic markets in order to extend our geographic reach. MNOs may not value the improvements in sound quality that our products can provide. The specifications that MNOs impose on their OEMs may not be sufficiently high to differentiate our processors compared to the solutions of our competitors. MNOs may grant waivers to their sound quality specifications if individual mobile devices do not meet the specifications but provide other benefits to users. We do not have and do not expect to have any influence on whether a MNO waives compliance with its specifications. In addition, mobile device specifications and the level of control of MNOs over the mobile devices operating on their networks vary by OEM and geography. MNOs in geographic markets outside of the United States may impose sound quality specifications on their OEMs which are not as high as specifications by leading MNOs in the United States, which could reduce demand for the improvements in sound quality that our processors can provide and harm our ability to differentiate our processors from the solutions of our competitors in these markets. As a result, we may be unable to extend or maintain our geographic reach, which could limit our growth and harm our business. We do not have any long-term contracts with the MNOs we work with and these MNOs have no obligation to require the use of our products by their OEMs or to impose or enforce a certain level of sound quality specifications. If we are unable to maintain or expand our relationships with MNOs, we may not realize the potential benefits that we believe these relationships can provide. We cannot assure you that MNOs will continue to work with us to assess and evaluate their voice and audio requirements. If we are unable to maintain or expand our existing relationships with MNOs or enter into new MNO relationships, demand for our products may decline and our business, financial condition, operating results and cash flows may be adversely affected.

Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by proposed and enacted U.S. federal income tax legislation, which could affect our future operating results, financial condition and cash flows.

We seek to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our U.S. and international income changes for any reason, or if U.S. or international tax laws were to change in the future. In particular, a majority of our revenue is generated from customers located outside the U.S. Foreign withholding taxes and U.S. income taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the administration has considered initiatives which could substantially reduce our ability to defer U.S. taxes including: limitations on deferral of U.S. taxation of foreign earnings eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations. We cannot assure you that our effective tax rate will not increase in the future.

We may not be able to sustain or manage any future growth effectively. If we fail to manage our growth effectively, we may be unable to execute our business plan, sell our voice and audio solutions successfully and adequately address competitive challenges. As a result, our business, financial condition, operating results and cash flows may suffer.

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. We have also expanded our international operations and as of December 31, 2012 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

•

implementing and improving our company-wide processes and procedures to address human resource, financial reporting and financial management matters, including the implementation of an enterprise resources planning system.

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

Our corporate headquarters and the operations of our key OEMs, foundries and third-party contractors which we rely on for assembly, packaging, testing, warehousing and logistics are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay area, China, Japan, Singapore, Hong Kong and Taiwan. Our inventory of processors for many of our OEMs, including Samsung, is warehoused at a single facility located in this area, and any catastrophic loss to this facility could significantly disrupt our operations and delay shipments and revenue. A significant natural disaster, such as an earthquake, tsunami, fire or flood, or other catastrophic event such as disease outbreak, could have a material adverse impact on our business, financial condition, operating results and cash flows. In the event that any of our OEMs’ or MNOs’ information technology systems, manufacturing facilities or logistics abilities are impeded by any of these events, shipments could be delayed and we could miss key financial targets, including revenue and earnings estimates, for a particular quarter.

Risks related to regulations to which we may be subject and our intellectual property

Concerns over possible health and safety risks posed by mobile devices may result in the adoption of new regulations and may otherwise reduce the demand for our products and those of our OEMs.

Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of mobile devices, which may decrease demand for our products and those of our OEMs. In recent years, the Federal Communications Commission (“FCC”) and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including mobile phones and other mobile devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of mobile devices while driving. These concerns and any future legislation that may be adopted in response to them, could reduce demand for our products and those of our OEMs in the United States as well as other countries, which could materially and adversely affect our business, financial condition, operating results and cash flows.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of December 31, 2012, we had 17 issued U.S. patents, 93 pending U.S. patent applications, 44 pending foreign patent applications and three issued foreign patents. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

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

We face increasing complexity in our research and development and procurement operations as a result of requirements relating to the materials composition of many of our processors, including the European Union’s (“EU’s”) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive, which restricts the content of lead and certain other substances in specified electronic products put on the market in the EU after July 1, 2006 and similar Chinese legislation relating to marking of electronic products which became effective in March 2007. Failure to comply with these laws and regulations could subject us to fines, penalties, civil or criminal sanctions and contract damage claims, which could harm our business, reputation and operating results. The passage of similar requirements in additional jurisdictions or the tightening of these standards in jurisdictions where our products are already subject to such requirements could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products. Other environmental regulations may require us to reengineer our processors to use components that are compatible with these regulations and this reengineering and component substitution may result in additional costs to us.

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

The trading prices of our common stock have been highly volatile and could be highly volatile in the future due to a number of factors. For example, in 2012, the closing sale prices of our common stock ranged from a low of $5.62 to a high of $22.36. Factors that could affect the trading price of our common stock, some of which are outside of our control, include the following:

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

We are involved in securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our initial public offering (“IPO”). The complaint purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO and contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

We will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year beginning with the year ending December 31, 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, once we are no longer an emerging growth company as defined in the JOBS Act, an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report that we would expect to file with the SEC for the year ending December 31, 2013. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We are in the early stages of the costly and challenging process of hiring personnel, and compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we would lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Our independent auditors will not be required to attest to their effectiveness while we are an emerging growth company under the JOBS Act. If our management and our independent auditors determine we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in us. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and the NASDAQ Global Select Market. Although we may benefit from some of the disclosure and attestation deferrals for the period in which we remain an emerging growth company under the JOBS Act, we do not expect those deferrals to materially alter the costs and burdens we will experience as a public company. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

We may be subject to fines and legal sanctions if we or our employees who are citizens of the People’s Republic of China fail to comply with Chinese regulations relating to stock options granted to such employees.

Under regulations promulgated by the State Administration of Foreign Exchange (“SAFE”) of the People’s Republic of China, all foreign exchange matters related to an employee stock option plan or similar plan in which employees in the People’s Republic of China participate requires a filing with SAFE or its authorized branch. Citizens of the People’s Republic of China who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required to complete certain procedures and transactional foreign exchange matters via a domestic company agent upon the examination by SAFE. We and our employees who are citizens of the People’s Republic of China who have been granted stock options are subject to these regulations. Although we have made an application to SAFE, our request may not be granted in a timely manner, if at all. If the relevant Chinese regulatory authority determines that we or our employees who hold such options fail to comply with these regulations, we and such employees may be subject to fines and legal sanctions. In addition, Cai Shui [2005] No. 35 (“Circular 35”), promulgated by the State Administration of Taxation of the People’s Republic of China, requires the registration of an employee stock option plan with the local tax authorities prior to the grant of stock options to employees in the People’s Republic of China. Although we are in the process of registering the Company’s 2011 Equity Incentive Plan with the local tax authorities in the People’s Republic of China, there can be no assurance that such registrations will be complete prior to the grant of new options in connection with the Offer to Exchange. If the local tax authorities determine that we fail to comply with Circular 35, we could be subject to fines and legal sanctions.

Insiders have substantial control over us, which could limit your ability to influence corporate matters.

As of December 31, 2012, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 68.8% of our outstanding common stock. As a result, these stockholders, if acting together, are able to determine all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to control the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative and research and development facility is located at our headquarters in Mountain View, California. We currently lease approximately 35,411 square feet of office space at the Mountain View facility and the lease expires on December 31, 2013. We also lease approximately 28,561 square feet of office space for sales, marketing, customer support, and administrative functions in Mountain View, California and our lease for this facility expires on April 30, 2014. In addition to our headquarters, we lease office space in Scotts Valley, California, and Lafayette, Colorado for research and development. We also have international lease offices in China, Korea, Taiwan, Singapore, and India. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. We intend to add new facilities or expand existing facilities as we add employees or expand our markets and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

On June 5, 2012, we entered into a lease agreement for our future headquarters, which will consist of 87,565 square feet in Mountain View, California. The facility is in the process of being constructed therefore the commencement date of the lease is dependent on the project completion which is expected to be in the fourth quarter of 2013. The lease term is for ten years with an option to extend additional five years.

Item 3.	Legal proceedings

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. The complaint purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO and contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. Pursuant to a scheduling order agreed to by the parties, we anticipate filing a response to the complaint in March 2013. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

From time to time, we may be involved in other legal actions arising in the ordinary course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market under the trading symbol “ADNC” since May 10, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2012:
Second Quarter (from May 10, 2012)	$23.41	$16.66
Third Quarter	$22.43	$5.80
Fourth Quarter	$10.73	$5.51

On December 31, 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $10.39. As of January 31, 2013, we had 67 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

We have never declared or paid cash dividends on our common or preferred stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit agreement precludes us from paying cash dividends. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may consider relevant.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from May 10, 2012 through December 31, 2012 of the cumulative total return for our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

	5/10/2012	5/31/2012	6/30/2012	7/31/2012	8/31/2012	9/30/2012	10/31/2012	11/30/2012	12/31/2012
Audience, Inc.	100.00	92.77	100.94	94.50	94.61	32.46	39.47	45.29	54.40
NASDAQ Composite	100.00	93.80	98.28	98.85	102.26	103.51	99.21	99.36	99.22
PHLX Semiconductor	100.00	89.20	91.65	92.75	95.99	97.40	96.14	100.45	101.64

Item 6.	Selected Financial Data

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

We derived our selected consolidated statements of operations data for 2012, 2011 and 2010 and our consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. We derived our selected consolidated statements of operations data for 2009 and 2008 and our balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements and related notes that are not included in this Annual Report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Hardware	$107,267	$97,668	$47,920	$5,749	$2,454
Licensing	36,638	—	—	—	—

Total revenue	143,905	97,668	47,920	5,749	2,454
Cost of revenue (1)	62,247	45,707	19,314	5,355	1,729

Gross profit	81,658	51,961	28,606	394	725
Operating expenses:
Research and development (1)	31,520	21,578	11,445	8,969	9,147
Selling, general and administrative (1)	35,271	21,237	12,217	8,058	6,651

Total operating expenses	66,791	42,815	23,662	17,027	15,798

Income (loss) from operations	14,867	9,146	4,944	(16,633)	(15,073)
Interest income (expense), net	164	(8)	(17)	11	218
Other income (expense), net	(586)	(843)	(139)	(136)	367

Income (loss) before income taxes	14,445	8,295	4,788	(16,758)	(14,488)
Income tax benefit	(1,152)	—	—	—	—

Net income (loss)	15,597	8,295	4,788	(16,758)	(14,488)
Non-cumulative dividends to preferred stockholders	(2,247)	(5,993)	(4,788)	—	—
Undistributed earnings allocated to preferred stockholders	(3,583)	(2,148)	—	—	—

Net income attributable to common stockholders—basic	9,767	154	—	(16,758)	(14,488)
Adjustment for undistributed earnings reallocated to the holders common stock	402	315	—	—	—

Net income attributable to common stockholders—diluted	$10,169	$469	$—	$(16,758)	$(14,488)

Net income (loss) per share:
Basic	$0.73	$0.16	$—	$(32.46)	$(31.19)

Diluted	$0.65	$0.14	$—	$(32.46)	$(31.19)

Weighted average shares used in computing net income (loss) per share:
Basic	13,377	948	620	516	465

Diluted	15,687	3,384	620	516	465

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$150	$90	$62	$18	$8
Research and development	1,023	416	227	132	97
Selling, general and administrative	1,961	884	258	133	93

Total stock-based compensation expense	$3,134	$1,390	$547	$283	$198

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents and marketable securities	$127,638	$15,983	$12,095	$6,446	$4,383
Working capital	132,951	34,696	25,073	4,468	5,363
Total assets	170,859	49,865	36,741	9,934	8,292
Total debt and capital lease obligations	—	103	240	377	—
Convertible preferred stock warrant liability	—	1,137	315	227	169
Total liabilities	24,924	13,962	10,758	4,736	1,698
Convertible preferred stock	—	74,348	74,348	59,241	44,280
Common stock and additional paid-in capital	172,482	3,733	2,049	1,128	786
Total stockholders’ equity (deficit)	$145,935	$(38,445)	$(48,365)	$(54,043)	$(37,686)

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk factors” and “Special note regarding forward-looking statements and industry data” included elsewhere in this Annual Report.

Overview

We are the leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. We collaborate with leading auditory neuroscientists to understand the human auditory system and have developed purpose-built processors that combine science and technology to function like human hearing. Our low power, hardware-accelerated DSPs and audio codecs and associated algorithms substantially improve sound quality and suppress noise in mobile devices. As the primary driver of the mobile device market, the mobile phone continues to play an increasingly prominent role in peoples’ lives. Voice communication is a primary function of mobile phones, and we expect voice to increasingly complement touch as a core user interface, heightening the importance of voice and audio quality in mobile devices.

We recorded total revenue of $143.9 million, $97.7 million, and $47.9 million for 2012, 2011 and 2010, respectively. We recorded net income of $15.6 million, $8.3 million and $4.8 million for 2012, 2011 and 2010, respectively.

We work with OEMs to have our voice and audio processors designed into their products, which we refer to as design wins. Once our voice and audio processor is designed into a mobile device, we generally sell our processors to CMs retained by OEMs on a purchase order basis, and the CMs incorporate them into the mobile devices that they build for the OEMs. We sell a small portion of our products indirectly to OEMs through distributors. For a single OEM, we also license processor IP, which that OEM has integrated into certain of its mobile phones and we began to recognize royalty revenue for the use of our processor IP from this OEM in 2012. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products nine months to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

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

Business factors affecting our performance

Creation of voice and audio improvement as a new category for users. Our success will depend, in part, on increasing market awareness among OEMs, MNOs, operating system companies and applications vendors of the importance of voice and audio quality on the user experience. User demand for new levels of voice and audio quality will depend on our ability to provide solutions that continue to improve the user experience and our ability to convey the impact of our solutions on the mobile device ecosystem.

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

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. For 2012, Samsung, Apple, and Foxconn revenue accounted for 48%, 27% and 14% of total revenue, respectively. In addition, with respect to the 2011 model of Apple’s mobile phones, Apple transitioned from the purchase of our processors to licensing of our processor IP for a royalty. We began to recognize royalty revenue in 2012, which accounted for 25% of total revenue for 2012. For 2011, revenue from two CMs, Foxconn and Protek, and from one OEM, Samsung, accounted for 65% 10%, and 20% of total revenue, respectively. For 2010, revenue from Foxconn accounted for 81% of total revenue. No other OEM, CM or distributor accounted for 10% or more of our total revenue for 2012, 2011 and 2010.

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

We granted a similar license to this OEM for the 2012 model of its mobile phones; however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. We and the OEM amended the statement of work for this generation of processor IP in March 2012 and we made available the processor IP in the spring of 2012. For this new generation of our processor IP that we agreed to license to this OEM, the royalty revenue is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which that processor IP is integrated. In September 2012, we concluded that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phones and announced our expectation. Based on this OEM’s November 2012 and February 2013 royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our royalty revenue declined substantially in the three months ended December 31, 2012 and we expect it to continue to decline thereafter. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed.

With respect to an older model of mobile phone for which we sell our processors to this OEM, the OEM or its CMs may also elect to stockpile inventory of these processors in anticipation of the time that this model may reach the end of its product lifecycle. As a result, we expect sales of our processors to CMs for this OEM for older generation mobile phones will decline as newer models take market share from older models.

We believe that our royalty revenue from the 2011 model of this mobile phone will begin to decline as consumers focus on this OEM’s 2012 model mobile phone. Although we are unable to determine when this OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer of the 2011 models of its mobile phones and at some point we will cease to receive royalty revenue from this model.

Our royalty revenue lags the sales from this model of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

Components of our results of operations

Revenue

To date, we have generated hardware revenue from sales of our voice and audio processors and we expect the sale of our processors to continue to represent the substantial majority of our revenue. We sell processors through three separate channels. First, for certain OEMs, we ship our voice and audio processors directly and recognize revenue at the time of delivery and title transfer. The transfer of risk and reward of ownership to the customers is typically complete at the time of shipments as per our shipping terms. Second, we ship a significant portion of our products to the inventory hubs of CMs and recognize the related revenue as the CMs notify us in writing that they have drawn our products from the hub, at which point delivery and transfer of title and risk of ownership has occurred. Our sales to Foxconn are an example of this type of arrangement. Third, we ship a small portion of our products to our distributors under our shipping terms. These distributors tend to buy from us at the request of specific OEMs, and we recognize revenue on sales to distributors when the distributor notifies us in writing of the final resale of our products.

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

Under a license agreement we entered into in 2008, we began to recognize royalty revenue in the three months ended March 31, 2012. As part of our 2008 license, we are entitled to receive a royalty for each 2011 model of mobile device that is sold incorporating and, for the 2012 model of this mobile device, incorporating and enabling our processor IP. We entered into an additional license agreement in 2010 relating to a new generation of our processor IP. We do not expect to offer this arrangement to other OEMs and expect a single OEM to be the sole source of our royalty revenue for the foreseeable future.

We recognize royalty revenue on the basis of the number of mobile phones sold that incorporate our processor IP. We are reliant on the accuracy of shipment reports, which we receive no later than 45 days after the OEM’s fiscal quarter end, in order to calculate our royalty revenue. Our royalty revenue will lag the sales of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate and we have no experience in testing and evaluating the accuracy of the data we will receive. Although mobile phones integrating our processor IP commenced shipping in the three months ended December 31, 2011, we did not recognize royalty revenue related to those mobile devices until the three months ended March 31, 2012. Our royalty revenue declined substantially in the three months ended December 31, 2012 and we expect it to continue to decline thereafter. In addition, we believe that it is unlikely that this OEM will enable our processor IP or license new processor IP for future mobile phones or other devices.

We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, Japan and Europe. Substantially all of our revenue has been generated by sales to CMs and OEMs that manufacture their products in Asia and we expect sales to such CMs and OEMs in Asia to contribute a majority of our revenue in the foreseeable future. Because our OEMs market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where mobile device sales occur, but rather of where their manufacturing operations occur. Since our inception, our sales in Asia have represented substantially all of our hardware revenue.

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

We expect our gross margins to fluctuate over time depending on the mix of newer, higher margin products and older products, whose margins have declined over time, as well as the mix between sales of processors and royalties from the license of processor IP. In general, new products with higher performance and more features tend to be priced higher and have higher gross margins. Consistent with trends in the semiconductor industry, we have reduced the price of certain of our products over time and may continue to do so in the future. As a normal course of business, we seek to offset the effect of declining average selling prices by reducing manufacturing costs of existing products and introducing new and higher value-added products. The license of our processor IP does not require the manufacture, assembly, packaging, test or shipment of integrated circuits, resulting in higher gross margins than for the sale of stand-alone processors.

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

Research and development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include nonrecurring engineering expenses, product prototypes, external test and characterization expenses, depreciation, amortization of design tool software licenses and allocated overhead expenses. We also outsource portions of our research and development activities. We record all research and development expenses as incurred, except for capital equipment, which we depreciate over its estimated useful life. We have engineering development teams in the United States and outsourced engineering teams in the United States and India. In 2012, we opened our own design center outside of the United States and reduced the extent to which we rely on outsourced research and development teams. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions. Historically, from time to time, one of our OEMs retained us to provide nonrecurring engineering services, which enhanced our proprietary technology. This OEM reimbursed us at contractually predetermined rates for the costs we incur to provide these services. We applied these cost reimbursements against research and development expense when acceptance occurred, which was generally upon cash receipt.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of personnel-related costs for our sales, business development, marketing, applications engineering, executive, finance and human resources activities. Additionally, selling, general and administrative expenses include promotional and other marketing expenses, third-party sales representative commissions, travel, professional fees, depreciation and allocated overhead expenses. Professional fees principally consist of legal, audit, tax and accounting consultation services. We expect selling, general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including the costs associated with public reporting, Sarbanes-Oxley Act requirements and insurance.

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

Although a majority of our sales are outside of the United States, we incur a substantial majority of our expenses and receive all of our revenue in U.S. dollars. As a result, our foreign currency related expense and income has not been material to date.

Income taxes

For all periods presented through December 31, 2011, we have not paid or incurred material income taxes due to our net operating loss carryforwards and tax credits in the United States, for which we had a full valuation allowance. Effective January 1, 2012, our new international structure became operational. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the income tax benefits from the partial valuation allowance release on U.S. federal deferred tax assets and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

Our effective tax rate may be affected by such factors as the additional release or re-establishment of a valuation allowance against our remaining U.S. deferred tax assets, changes in tax laws, regulations or rates, changes in interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization and shifts in the amount of income before tax earned in the United States as compared with other regions in the world.

Backlog

We do not believe that our backlog as of any particular date is meaningful, as our sales are made primarily pursuant to purchase orders. Only a small portion of our orders is noncancelable, and the dollar amount associated with the noncancelable portion is not significant.

Critical accounting policies and estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, our judgment is required in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of our consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on our historical experience and various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from the estimates we make. To the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows would be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue recognition

We derive hardware revenue from the direct sale of voice and audio processors to CMs and OEMs and indirect sales of processors to OEMs through distributors. We recognize revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. The transfer of risk and reward of ownership to the customers is typically met at the time of shipment as per our shipping terms. We also ship a significant portion of our products to the inventory hubs of CMs and recognize the related revenue as the CMs notify us in writing that they have drawn our products from the hub, at which point delivery and transfer of title and risk of ownership has occurred.

Although we do not recognize hardware revenue from sales to our distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per our shipping terms, and the distributor is obligated to pay for the products at that time. We do not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, we have occasionally accepted returns from distributors. As a result, we defer revenue recognition, adjustments to revenue and the related costs of revenue until the distributor notifies us in writing of their resale of the products. The amounts billed to distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by the distributors, are included on our consolidated balance sheets under “Deferred credits and income.” We take into account the inventories held by our distributors in determining the appropriate level of provision for excess and obsolete inventory.

We record a provision for estimated sales returns on product sales in the same period we record the related revenue. To date, returns have not been significant. Our estimates are based on historical returns, analysis of credit memo data and other known factors. Actual sales returns could differ from these estimates.

With respect to a single OEM, we provide rights to integrate certain of our processor IP into its mobile devices. This OEM has agreed to pay royalties based on its sales of mobile devices integrating and enabling our processor IP. Sales of mobile phones integrating our licensed processor IP began in the three months ended December 31, 2011 and we began to recognize royalty revenue in the three months ended March 31, 2012. We earn royalties on mobile phones integrating and enabling our licensed processor IP at the time of sale. We recognize royalty revenue based on mobile phone shipments reported during the quarter in which we receive the report, assuming that all other revenue recognition criteria are met at that time because we do not have other evidence to reasonably estimate the amount of royalties due. This OEM generally reports shipment information within 45 days following the end of their quarter. Since there is no reliable basis on which we can estimate our royalty revenues prior to obtaining the OEM’s reports, we recognize royalty revenues on a one-quarter lag. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular quarter in which our processor IP is integrated at the agreed-upon royalty rate. We are reliant on the accuracy of shipment reports from this OEM in order to calculate our royalty revenue.

Inventory

Our inventory consists primarily of completed wafers, processors being assembled or tested by third parties and finished processors. We state our inventories at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or market value. We routinely evaluate quantities and values of inventory in light of current market conditions and market trends and record provisions for inventories in excess of demand and subject to obsolescence. This evaluation may take into consideration expected demand, new product development schedules, the effect new products might have on the sale of existing voice and audio processors, product obsolescence, product merchantability and other factors.

We also regularly review the cost of inventories against their estimated market value and record a provision for inventories that have a cost in excess of estimated market value in order to carry those inventories at the lower of cost or market value.

The recording of these provisions establishes a new and lower cost basis for each specifically identified inventory item and we do not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances. Recoveries are only recognized upon the sale of previously written-down inventories.

Accounting for income taxes

In accordance with the authoritative guidance for income taxes, we make certain estimates and judgments in determining the income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, as well as the interest and penalties relating to these uncertain tax positions. Estimates and judgments also occur in the recording of deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense between tax and financial statement reporting. Significant changes to these estimates may increase or decrease our provision for income taxes in a subsequent period. Similarly, for tax liabilities denominated in a currency other than the U.S. dollar, changes in the value of the denominated currency may increase or decrease our tax provision in a subsequent period.

The calculation of our tax liabilities involves the assessment of uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. In the first step, recognition, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Because we are required to determine the likelihood of various possible outcomes, these estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This reevaluation is based on factors including, but not limited to, changes in facts or circumstances and tax law. A change in recognition or measurement would result either in the recognition of a tax benefit or in an increase in the tax provision for the period.

We also assess the likelihood that we will be able to realize our deferred tax assets. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the need for valuation allowance, we consider historical losses, recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources, and other risks inherent in the semiconductor industry. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed.

The amount of income tax we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Stock-based compensation

We measure stock-based compensation at the grant date based on the fair value of the award using the Black-Scholes option pricing model. The fair value is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of our stock-based awards to nonemployees is estimated based on the fair market value on each vesting date, accounted for under the variable accounting method and is recognized as expense on a straight-line basis over the requisite service period. In future periods, we expect that our stock-based compensation expense will increase as a result of our existing unrecognized stock-based compensation still to be recognized and expense related to the issuance of additional stock-based awards in order to attract and retain employees and consultants.

Determining the fair value of stock-based awards at the grant date requires the input of various assumptions, including the fair value of the underlying common stock, expected future share price volatility, expected term, risk-free interest rate and dividend rate. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate for options we grant and only recognize expense for those shares that we expect to vest. We estimate the forfeiture rate based upon the historical experience of our stock-based awards that are cancelled. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what was recorded in prior periods.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards. We estimate the fair value of each option award on the date of grant and estimate expected volatility based on the historical volatility of a guideline group of publicly traded companies. The expected term of options is based upon the simplified method for estimating expected term and the risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

Consistent with prior years, we use the “with and without” approach in determining the order in which our tax attributes in connection with excess stock option tax benefits are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits only after all other tax attributes have been considered in the annual tax accrual computation. Also consistent with prior years, we only consider the direct effects of the windfall deduction on the computation of other tax attributes as an additional component of equity. This incremental tax benefit is credited to additional paid in capital when realized.

Construction in progress

Construction in progress includes the construction cost of our future headquarters and costs incurred related to the implementation of our enterprise resources planning (“ERP”) system. Pursuant to a lease agreement, we agreed to pay construction costs in excess of a certain amount, and we have certain indemnification obligations related to the construction. Therefore, we have capitalized the cost of the construction as construction in progress with a corresponding obligation for construction in progress in the consolidated balance sheets. See Note 4, “Balance Sheet Components” and Note 7, “Commitments and Contingencies,” to our consolidated financial statements for additional details. Upon completion of the construction facility, we will evaluate for sale-leaseback accounting and determine whether the lease will be treated as a capital or operating lease. We will continue capitalizing the cost of ERP system implementation under construction in progress and upon the system becoming operational, the related construction in progress will be reclassified to property and equipment and depreciated at the appropriate rate consistent with the estimated useful life of the underlying assets.

Convertible preferred stock warrants

We classify freestanding warrants to purchase shares of our convertible preferred stock as liabilities on our balance sheets and carry them at fair value because the warrants obligate us to transfer assets to the holders under certain circumstances (e.g., upon a change in control) at some point in the future. The warrants are subject to remeasurement at each balance sheet date and we recognize any change in fair value as a component of other income (expense), net in our statements of comprehensive income (loss). We estimated the fair value of these warrants at issuance and at the respective balance sheet dates using the Black-Scholes option pricing model. We recorded $(290,000), $(822,000) and $(88,000) to other income (expense), net for 2012, 2011, and 2010, respectively, to reflect an increase in the fair value of these warrants.

During April and May 2012, prior to the closing of our IPO, the warrants to purchase shares of our convertible preferred stock were converted to warrants to purchase shares of our common stock. As a result, we reclassified the aggregate fair value of the warrants from liability to additional paid-in capital, a component of stockholders’ equity (deficit), and we no longer remeasure the warrants at each balance sheet date.

Subsequent Event

On December 20, 2012, at a 2012 special meeting of stockholders, our stockholders approved a one-time stock option exchange offer (the “Offer”) for the employees which allowed employees to surrender certain outstanding stock options granted under the 2011 Plan, whether vested or unvested, in exchange for new options to purchase shares of Audience’s common stock (“New Options”). An option was deemed to be an “Eligible Option” if it had an exercise price per share greater than $9.10, was granted under the 2011 Plan, and was outstanding and unexercised as of the expiration date of the Offer. All employees of Audience and its subsidiaries (including eligible officers) who held Eligible Options, reside in the United States, the People’s Republic of China, Singapore, South Korea or Taiwan and remained employed through the date of grant for New Options were entitled to participate in this Offer, except that members of the Board of Directors and Lloyd Watts, were not be eligible to participate. We refer to its chief financial officer, vice president of marketing, vice president of business development, vice president of engineering, and vice president of human resources as “eligible officers.” We refer to employees and eligible officers who were permitted to participate in the Offer as “eligible employees.”

On February 5, 2013, we completed this Offer. A total of 55 eligible employees participated in this Offer. Pursuant to the terms and conditions of the Offer, we accepted for exchange options totaling 239,945 shares of our common stock, representing approximately 22% of the total number of common shares underlying the Eligible Options. We cancelled all surrendered Eligible Options, and immediately thereafter, we granted New Options to purchase a total of 223,946 shares in exchange therefore, pursuant to the terms of the Offer and the 2011 Plan. The exercise price per share of each new option granted pursuant to the Offer is $14.79, which was the closing price of our common stock as reported on the NASDAQ Global Select Market on February 5, 2013, the grant date of the new options. The Offer will be accounted for as a modification and will result in an increase stock-based compensation expense.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Results of operations

The following table sets forth our historical operating results for 2012, 2011 and 2010. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Hardware	$107,267	$97,668	$47,920
Licensing	36,638	—	—

Total revenue	143,905	97,668	47,920
Cost of revenue	62,247	45,707	19,314

Gross profit	81,658	51,961	28,606
Operating expenses:
Research and development	31,520	21,578	11,445
Selling, general and administrative	35,271	21,237	12,217

Total operating expenses	66,791	42,815	23,662

Income from operations	14,867	9,146	4,944
Interest income (expense), net	164	(8)	(17)
Other income (expense), net	(586)	(843)	(139)

Income before income taxes	14,445	8,295	4,788
Income tax benefit	(1,152)	—	—

Net income	$15,597	$8,295	$4,788

Comparison of 2012 and 2011

Revenue

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands, except percentages)
Revenue:
Hardware	$107,267	$97,668	$9,599	10%
% of total revenue	75%	100%
Licensing	36,638	—	36,638	nm
% of total revenue	25%	—

Total revenue	$143,905	$97,668	$46,237	47%

nm—not meaningful

Hardware revenue for 2012 was $107.3 million, compared to $97.7 million for 2011, an increase of $9.6 million, or 10%. The increase was due primarily to increased sales of our voice and audio processors to Samsung of $49.5 million. The increase was offset by a decline in the purchase of our hardware processor by one of our OEM’s CMs since this OEM began to sell its 2011 model mobile phones with a license of our processor IP.

Licensing revenue for 2012 was $36.6 million, compared to none for 2011. We commenced recognizing royalty revenue in 2012 as one of our OEM’s transitioned to licensing of our processor IP for the 2011 model of its mobile phones.

In 2012, Samsung, Apple, and Foxconn revenue accounted for 48%, 27% and 14% of total revenue, respectively. In 2011, Foxconn, Samsung and Protek represented 65%, 20% and 10% of our total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue in each of 2012 and 2011.

Revenue by Geography

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands, except percentages)
China	$33,006	$73,008	$(40,002)	-55%
Korea	70,740	23,251	47,489	204%
Japan	427	1,070	(643)	-60%
United States	39,732	—	39,732	nm
Other	—	339	(339)	nm

Total	$143,905	$97,668	$46,237	47%

nm—not meaningful

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. For 2012 and 2011, revenue generated in Asia represented 72% and 100% of our total revenue, respectively. Revenue generated in United States, which primarily comprised of our licensing revenue, represented 28% and 0% of our total revenue for 2012 and 2011, respectively.

Cost of revenue and gross profit

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$62,247	$45,707	$16,540	36%
% of total revenue	43%	47%
Gross profit	$81,658	51,961	$29,697	57%
% of total revenue	57%	53%

Cost of revenue for 2012 was $62.2 million, compared to $45.7 million for 2011, an increase of $16.5 million, or 36%. The increase was primarily due to the increased sales volume of our processors and the write-down of $2.9 million of excess and obsolete inventory of certain of our processors that exceeded the amount of inventory we determined was needed to retain to satisfy our then-current forecast of the future demand for our processors. Gross margin was 57% and 53% in 2012 and 2011, respectively. The increase in gross margin percentage was due to higher margin royalty revenue from the licensing of our processor IP, and was partially offset by the increased sales of lower margin stand-alone processors and the write down of excess and obsolete inventory.

Operating expenses

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands, except percentages)
Research and development	$31,520	$21,578	$9,942	46%
% of total revenue	22%	22%
Selling, general and administrative	35,271	21,237	14,034	66%
% of total revenue	25%	22%

Total operating expenses	$66,791	$42,815	$23,976	56%

Research and development. Research and development expenses for 2012 were $31.5 million, compared to $21.6 million for 2011, an increase of $9.9 million, or 46%. The increase was primarily due to additional headcount, resulting in a $7.9 million increase in salaries, employee-related benefits and stock-based compensation expense. Costs of consulting and outside services, including offshore providers of product development services, increased $1.1 million as a result of development projects related to our second and third generation voice and audio processors and other new products. Mask sets and related pre-production product costs increased $1.0 million, and licensing costs also increased $0.6 million in order to support the increase research and development activities. These increases were partially offset by an increase in research and development reimbursements of $1.1 million for cash received for the performance of nonrecurring engineering work.

Selling, general and administrative. Selling, general and administrative expenses for 2012 were $35.3 million, compared to $21.2 million for 2011, an increase of $14.0 million, or 66%. The increase was primarily due to additional headcount, resulting in an $8.2 million increase in salaries, employee-related benefits and stock-based compensation expense. In addition, legal and consulting fees increased $3.0 million, primarily related to our intellectual property protection program, legal compliance costs associated with being a public company and other legal matters. Consulting fees increased due to our continued expansion of our subsidiaries outside of the United States. Also, facilities cost increased $1.8 million, which was primarily related to the expansion of new lease facilities to accommodate our increased headcount and expansion of our subsidiaries outside of the United States. The facility cost increase of $1.8 million includes the non-cash rental expense of $0.6 million associated with the lease of the land in which the construction project resides.

Other income (expense), net.

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(in thousands, except percentages)
Other income (expense), net	$(586)	$(843)	$257	-30%

Other income (expense), net for 2012 was a net expense of $0.6 million, compared to an expense of $0.8 million for 2011, a decrease of $0.2 million of expense, or 30%. The decrease primarily reflected the mark-to-market adjustments in the fair value of our convertible preferred stock warrants. This was partially offset by the fluctuation in gain/losses on our foreign exchange currency.

Income tax benefit.

Income tax benefit for 2012 was $1.2 million, compared to none for 2011, an increase of $1.2 million. The increase was primarily due to tax benefits from the partial valuation allowance release on U.S. federal deferred tax assets which was partially offset by foreign income tax expenses.

Comparison of 2011 and 2010

Revenue

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands, except percentages)
Revenue:
Hardware	$97,668	$47,920	$49,748	104%
% of total revenue	100%	100%

Total revenue	$97,668	$47,920	$49,748	104%

Hardware revenue for 2011 was $97.7 million, compared to $47.9 million for 2010, an increase of $49.7 million, or 104%. The increase was due primarily to Foxconn’s purchase of our voice and audio processors, as well as continued sales growth to other OEMs. Substantially all of our revenue during these periods was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia.

In 2011, Foxconn, Samsung, and Protek represented 65%, 20% and 10% of our total revenue, respectively. For 2010, Foxconn and Samsung represented 81% and 7% of our total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue in each of 2011 and 2010.

Revenue by Geography

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands, except percentages)
China	$73,008	$42,170	$30,838	73%
Korea	23,251	4,792	18,459	385%
Japan	1,070	958	112	12%
Other	339	—	339	nm

Total	$97,668	$47,920	$49,748	104%

nm—not meaningful

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. For both 2011 and 2010, revenue generated in Asia represented 100% of our total revenue.

Cost of revenue and gross profit

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$45,707	$19,314	$26,393	137%
% of total revenue	47%	40%
Gross profit	51,961	28,606	23,355	82%
% of total revenue	53%	60%

Cost of revenue for 2011 was $45.7 million, compared to $19.3 million for 2010, an increase of $26.4 million, or 137%. The increase was primarily due to the increased shipments of our first generation of processors, the A1026, the A1028 and a custom processor for Apple, which achieved volume production in the first half of 2010. Gross margin was 53% and 60% in 2011 and 2010, respectively. The decrease in gross margin percentage was due to a higher proportion of sales of lower margin voice and audio processors in 2011 as we endeavored to diversify our revenue streams.

Operating expenses

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands, except percentages)
Research and development	$21,578	$11,445	$10,133	89%
% of total revenue	22%	24%
Selling, general and administrative	21,237	12,217	9,020	74%
% of total revenue	22%	25%

Total operating expenses	$42,815	$23,662	$19,153	81%

Research and development. Research and development expenses for 2011 were $21.6 million, compared to $11.4 million for 2010, an increase of $10.1 million, or 89%. The increase was primarily due to additions in headcount, resulting in a $4.7 million increase in salaries, employee benefits and stock-based compensation expense. Costs of consulting and outside services, including offshore providers of product development services, increased $1.7 million as a result of development projects related to our second generation of voice and audio processors and other new products. Other product development and testing costs increased by $1.4 million. These increases were partially offset by a decrease in mask expenses for the manufacture of our voice and audio processors, which decreased to $1.0 million in 2011 from $1.5 million in 2010. Costs were also offset by $0.6 million and $1.8 million in 2011 and 2010, respectively, for cash received for the performance of nonrecurring engineering work.

Selling, general and administrative. Selling, general and administrative expenses for 2011 were $21.2 million, compared to $12.2 million for 2010, an increase of $9.0 million, or 74%. The increase was primarily due to additions in headcount, resulting in a $6.2 million increase in salaries, employee benefits and stock-based compensation expense and a $1.1 million increase in audit and legal fees, which was primarily related to our ongoing preparations to become a public company.

Other income (expense), net

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(in thousands, except percentages)
Other income (expense), net	$(843)	$(139)	$(704)	506%

Other income (expense), net for 2011 was an expense of $0.8 million, compared to an expense of $0.1 million, an increase of $0.7 million of expense, or 506%. The increase was primarily due to mark-to-market adjustments in the fair value of our outstanding preferred stock warrants. The increase in the fair value of the warrants due to an improved business outlook was recognized as an expense in other income (expense), net.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of December 31, 2012, we had an accumulated deficit of $26.6 million. We have funded our operations primarily with proceeds from the sale of an aggregate of $74.3 million of convertible preferred stock, which converted to our common stock on May 15, 2012 in connection with our IPO.

On May 15, 2012, we closed our IPO of 6,060,707 shares of our common stock inclusive of 270,180 shares of common stock sold by certain selling stockholders and the 790,527 shares of underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering to us were $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us was approximately $91.5 million before offering expenses. We also received proceeds of $81,000 from stock options exercised by certain selling stockholders. As of December 31, 2012, we had cash and cash equivalents of $109.6 million, marketable securities of $18.0 million, no debt and future lease payment obligations of $46.3 million.

As of December 31, 2012, we also had access to a $10.0 million revolving line of credit, with available funds based on eligible accounts receivable and customer purchase orders. As of December 31, 2012, we had no outstanding borrowings under this line of credit. Our master loan agreement for our revolving line of credit and equipment loan contains covenants.

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

Our cash flows for 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$26,943	$6,292	$(8,304)
Net cash used in investing activities	(24,016)	(1,744)	(560)
Net cash provided by (used in) financing activities	90,665	(601)	14,544
Effect of exchange rate on cash and cash equivalents	31	(59)	(31)

Net increase in cash and cash equivalents	93,623	3,888	5,649

Cash and cash equivalents:
Beginning of period	15,983	12,095	6,446

End of period	$109,606	$15,983	$12,095

Cash flows from operating activities

Our operating cash flows primarily consist of and depend on the timing and amount of cash receipts from sales of our products and royalty payments, inventory purchases and our payment of operating expenses. Net cash used in operating activities for the periods presented consisted of net income or losses adjusted for certain noncash items and changes in working capital. Within changes in working capital, changes in accounts receivable, inventory and accounts payable generally account for the largest adjustments, as we typically use more cash to fund accounts receivable and build inventory as our business grows. Increases in accounts payable typically provides more cash as we do more business with our contract foundries and other third parties, depending on the timing of payments.

Cash flows from investing activities

Our investing activities consist primarily of purchases and sales of short-term investments, purchases of property and equipment and costs incurred to register and maintain our intellectual property, such as patents and trademarks. We expect to continue to make significant capital expenditures to support our expanding operations and incur costs to protect our investment in our developed technology and intellectual property.

Cash flows from financing activities

To date, we have financed our operations primarily with proceeds from the sale of our convertible preferred stock and borrowings under our credit facilities.

Comparison of 2012 and 2011

Cash flows from operating activities. For 2012, net cash provided by operating activities was $26.9 million, as compared to $6.3 million for 2011. The most significant component of the increase was the receipt of royalty revenue from a single OEM in 2012 without any use of cash to purchase inventory to support the revenue. In addition, an increase in accrued and other liabilities of $4.6 million and accounts payable of $2.6 million and a decrease in inventories of $4.0 million contributed to the increase in cash from operating activities. This was offset by increases in accounts receivable of $4.5 million and prepaid expenses and other assets of $3.8 million. In 2012, stock-based compensation expense of $3.1 million, a $2.9 million charge for write-down of inventory to net realizable value and depreciation expense of $1.6 million also had an impact on cash flows from operating activities relative to net income. Net income was $15.6 million and $8.3 million for 2012 and 2011, respectively.

Cash flows from investing activities. For 2012, net cash used in investing activities was $24.0 million, as compared to $1.7 million for 2011. The increase was due primarily to the purchase of marketable securities to invest the proceeds received from our IPO and the purchases of property and equipment of $6.0 million to support the growth in our business. This was partially offset by the sale and maturities of marketable securities.

Cash flows from financing activities. For 2012, net cash provided by financing activities was $90.7 million as compared to net cash used of $0.6 million for 2011. The increase was primarily due to the proceeds received from our IPO, net of underwriting discounts and commissions of $91.5 million, the proceeds received from the exercise of our preferred stock warrants of $0.4 million, and the proceeds received from the exercise of our stock options and employee stock purchase plan of $2.5 million in 2012. The increase was partially offset by the payment of our offering costs of $3.7 million associated with our IPO.

Comparison of 2011 and 2010

Cash flows from operating activities. For 2011, net cash provided by operating activities was $6.3 million, as compared to net cash used in operating activities of $8.3 million for 2010. The most significant component of this change was Foxconn’s commercial scale production of mobile phones with our processor, as well as continued revenue growth from other OEMs, yielding net income of $8.3 million for 2011 compared to a net income of $4.8 million for 2010. In addition, a decrease in accounts receivable due to the timing of payments contributed to the increase in cash from operating activities. To a much lesser extent, other changes in working capital, mostly due to the timing of when liabilities were incurred and payments were received, partially offset the benefit of the growth in net income for 2011, from the lower net income for 2010, as 2010 was the first year in which we achieved profitability.

Cash flows from investing activities. For 2011, net cash used in investing activities was $1.7 million as compared to $0.6 million for 2010, due primarily to purchases of property and equipment to support the growth in our business.

Cash flows from financing activities. For 2011, net cash used in financing activities was $0.6 million, as compared to net cash provided by financing activities of $14.5 million for 2010. The decrease was due primarily to our receipt of proceeds from the sale of our Series E preferred stock in February and March 2010 and payment of $0.8 million in expenses associated with the offering.

Off balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Recent accounting pronouncements

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This update gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for annual and interim periods beginning after December 15, 2011 for public companies and for annual periods beginning after December 15, 2011 for nonpublic companies and we applied it retrospectively. Adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to re-deliberate whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

In February 2013, the FASB issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (“AOCI”) to net income. This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within our consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. We are required to adopt this guidance beginning with our March 31, 2013 interim reporting on Form 10-Q. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Contractual obligations and commitments

The following table summarizes our contractual obligations and commitments for principal and interest payments due on our capital lease facility and operating lease payments as of December 31, 2012:

	Payments Due by Fiscal Period
	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Lease obligations	$46,314	$4,695	$8,703	$8,556	$24,360
Components purchase obligations (1)	15,603	15,603	—	—	—

	$61,917	$20,298	$8,703	$8,556	$24,360

(1)	Purchase obligations represent primarily outstanding purchase orders that we have placed with our suppliers as of December 31, 2012. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

As of December 31, 2012, we had $0.4 million of non-current gross unrecognized tax benefits under generally accepted accounting guidance. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, we are not able to provide a reasonable estimate of the timing of future payments relating to these obligations. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is not significant.

As of December 31, 2012, we had purchase obligations with our third-party foundries and other suppliers of $15.6 million due within one year, and no purchase obligations due after one year. As of the same date, we had operating lease obligations of $46.3 million, of which $4.7 million is due within one year and $41.6 million is due after one year.

Our operating lease commitments as of December 31, 2012 and 2011 primarily relate to the lease of our corporate headquarters in Mountain View, California and, to a lesser extent, our offices in Scotts Valley, California, Lafayette, Colorado, South Korea, Taiwan, China, Singapore and India.

On June 5, 2012, we entered into a lease agreement for our future headquarters, which will consist of 87,565 square feet in Mountain View, California. The facility is in the process of being constructed. The commencement date of the lease is dependent on the project completion which is expected to be in the fourth quarter of 2013. The lease term is for ten years with an option to extend for an additional five years. We agreed to pay construction cost in excess of a certain amount, and we have certain indemnification obligations related to the construction. As a result of our involvement during the construction period, we are considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of December 31, 2012, we recorded an asset of $5.9 million as construction in progress and recorded a liability of $5.3 million as a financing obligation for construction in progress on our consolidated balance sheets. The table above reflects the full ten years lease commitment of the minimum lease payment obligation. The liability of $5.3 million recorded on our consolidated balance sheets will offset these future minimum lease payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and interest rate sensitivities as follows:

Foreign currency risk

We sell our products to CMs and OEMs with their primary manufacturing operations and distributors in Asia. All sales of our processors and the license of our processor IP are denominated in U.S. dollars. We incur a small portion of our expenses in currencies other than the U.S. dollar. The expenses we incur in currencies other than U.S. dollars affect gross profit, research and development, selling, general and administrative expenses and income taxes.

As of December 31, 2012, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of December 31, 2012.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

We had cash and cash equivalents of $109.6 million as of December 31, 2012. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. We also had an investment portfolio of $18.0 million as of December 31, 2012, consisting of variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds and U.S. government bonds and notes. These investments are classified as available-for-sales and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as component of accumulated other comprehensive income in stockholders’ equity (deficit). Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report commencing on page F-1. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to the Proxy Statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

Information required by this Item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

1. Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements on page F-1 as part of this Annual Report.

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	4/27/2012

3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.2	1/13/2012

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.2	Warrant to Purchase Stock by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	4.2	1/13/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.	8-K	10.4	12/21/2012

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	S-8	10.5	5/10/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.6	440 Clyde Avenue Lease Agreement by and between the Registrant and 440 Clyde Avenue Associates, LLC dated October 2, 2008.	S-1	10.6	1/13/2012

10.7	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	10.7	1/13/2012

10.7.1	First Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated December 4, 2009.	S-1	10.7.1	1/13/2012

10.7.2	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated August 17, 2010.	S-1	10.7.2	1/13/2012

10.7.3	Third Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 6, 2011.	S-1	10.7.3	1/13/2012

10.8#	Severance Agreement by and between the Registrant and Lloyd Watts dated August 30, 2011.	S-1	10.8	1/13/2012

10.9#	Separation Agreement and Release by and between the Registrant and James L. Lau dated November 5, 2011.	S-1	10.9	2/22/2012

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Craig H. Factor, Andrew J. Keane, Eitan Medina, Robert H. Schoenfield and Thomas Spade.	S-1	10.12	1/13/2012

10.13+	Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13	4/27/2012

10.13.1+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13.1	4/27/2012

10.13.2+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 19, 2008.	S-1	10.13.2	4/27/2012

10.13.3+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 26, 2010.	S-1	10.13.3	4/27/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.13.3.1+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 15, 2012.	S-1	10.13.3.1	4/27/2012

10.13.4+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 22, 2010.	S-1	10.13.4	4/27/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.15	Sublease by and between the Registrant and Zynga Inc. dated March 16, 2012.	S-1	10.15	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

21.1	Subsidiaries.	S-1	21.1	4/20/2012

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIENCE INC.

By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer, Principal Financial and Accounting Officer

Date: March 4, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter B. Santos and Kevin S. Palatnik as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER B. SANTOS Peter B. Santos	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2013

/S/ KEVIN S. PALATNIK Kevin S. Palatnik	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2013

/S/ FOREST BASKETT Forest Baskett	Director	March 4, 2013

/S/ MARVIN D. BURKETT Marvin D. Burkett	Director	March 4, 2013

/S/ BARRY L. COX Barry L. Cox	Director	March 4, 2013

/S/ RICH GERUSON Rich Geruson	Director	March 4, 2013

/S/ MOHAN S. GYANI Mohan S. Gyani	Chairman and Director	March 4, 2013

/S/ GEORGE A. PAVLOV George A. Pavlov	Director	March 4, 2013

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of Audience, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Audience, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 4, 2013

AUDIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$109,606	$15,983
Restricted cash	—	40
Marketable securities	18,032	—
Accounts receivable, net of allowance for sales returns of $0 and $0, respectively	12,926	8,465
Inventories	13,266	20,242
Other current assets	3,669	2,659

Total current assets	157,499	47,389
Property and equipment, net	11,801	2,237
Other noncurrent assets	1,389	69
Restricted cash—noncurrent portion	170	170

Total assets	$170,859	$49,865

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Equipment leasing	$—	$103
Accounts payable	9,745	7,711
Accrued and other current liabilities	9,228	4,405
Deferred credits and income	285	474
Financing obligation for construction in progress	5,290	—

Total current liabilities	24,548	12,693
Deferred rent—noncurrent portion	—	132
Convertible preferred stock warrant liability	—	1,137
Taxes payable—noncurrent	376	—

Total liabilities	24,924	13,962

Commitments and contingencies (Note 7)

Convertible preferred stock:
$0.001 par value—no shares authorized, issued or outstanding at December 31, 2012; 400,424,913 shares authorized and 13,205,180 shares issued and outstanding at December 31, 2011	—	74,348

Stockholders’ equity (deficit):
Preferred stock:
$0.001 par value—50,000,000 shares authorized and no shares issued and outstanding at December 31, 2012; no shares authorized, issued or outstanding at December 31, 2011	—	—

Common stock:
$0.001 par value—500,000,000 shares authorized and 20,862,845 shares issued and outstanding at December 31, 2012; 600,000,000 shares authorized and 1,023,736 shares issued and outstanding at December 31, 2011	21	1
Additional paid-in capital	172,461	3,732
Accumulated other comprehensive income (loss)	3	(31)
Accumulated deficit	(26,550)	(42,147)

Total stockholders’ equity (deficit)	145,935	(38,445)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$170,859	$49,865

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Hardware	$107,267	$97,668	$47,920
Licensing	36,638	—	—

Total revenue	143,905	97,668	47,920

Cost of revenue	62,247	45,707	19,314

Gross profit	81,658	51,961	28,606

Operating expenses:
Research and development	31,520	21,578	11,445
Selling, general and administrative	35,271	21,237	12,217

Total operating expenses	66,791	42,815	23,662

Income from operations	14,867	9,146	4,944

Interest income (expense), net	164	(8)	(17)
Other income (expense), net	(586)	(843)	(139)

Income before income taxes	14,445	8,295	4,788
Income tax benefit	(1,152)	—	—

Net income	15,597	8,295	4,788
Non-cumulative dividends to preferred stockholders	(2,247)	(5,993)	(4,788)
Undistributed earnings allocated to preferred stockholders	(3,583)	(2,148)	—

Net income attributable to common stockholders—basic	9,767	154	—
Adjustment for undistributed earnings reallocated to the holders common stock	402	315	—

Net income attributable to common stockholders—diluted	$10,169	$469	$—

Net income per share:
Basic	$0.73	$0.16	$—

Diluted	$0.65	$0.14	$—

Weighted average shares used in computing net income per share:
Basic	13,377	948	620

Diluted	15,687	3,384	620

Other comprehensive income (loss):
Foreign currency translation adjustments	$31	$(59)	$(31)
Unrealized gain on marketable securities, net	3	—	—

Net comprehensive income	$15,631	$8,236	$4,757

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2009	9,069,596	$59,241	549,401	$1	$1,127	$59	$(55,230)	$(54,043)
Issuance of Series E preferred stock for cash	4,135,584	15,107	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	287,911	—	374	—	—	374
Stock-based compensation	—	—	—	—	547	—	—	547
Foreign currency translation adjustments	—	—	—	—	—	(31)	—	(31)
Net income	—	—	—	—	—	—	4,788	4,788

Balances at December 31, 2010	13,205,180	74,348	837,312	1	2,048	28	(50,442)	(48,365)
Issuance of common stock upon exercise of stock options	—	—	186,424	—	294	—	—	294
Stock-based compensation	—	—	—	—	1,390	—	—	1,390
Foreign currency translation adjustments	—	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	—	8,295	8,295

Balances at December 31, 2011	13,205,180	74,348	1,023,736	1	3,732	(31)	(42,147)	(38,445)
Issuance of common stock upon exercise of stock options	—	—	502,203	1	1,226	—	—	1,227
Issuance of common stock in connection with employee stock purchase plan	—	—	183,259	—	1,233	—	—	1,233
Issuance of common stock upon initial public offering, net of offering costs	—	—	5,838,198	6	86,974	—	—	86,980
Stock-based compensation	—	—	—	—	3,134			3,134
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Unrealized gain on marketable securities, net	—	—	—	—	—	3	—	3
Conversion of preferred stock to common stock	(13,205,180)	(74,348)	13,205,180	13	74,335	—	—	74,348
Warrants exercised	—	—	110,269	—	1,804	—	—	1,804
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	23	—	—	23
Net income	—	—	—	—	—	—	15,597	15,597

Balances at December 31, 2012	—	$—	20,862,845	$21	$172,461	$3	$(26,550)	$145,935

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$15,597	$8,295	$4,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,599	834	473
Write-down of inventory to net realizable value	2,934	409	(271)
Change in fair value of convertible preferred stock warrants	290	822	88
Stock-based compensation	3,134	1,390	547
Deferred income taxes	(2,013)	—	—
Loss on disposal of property and equipment	86	—	—
Amortization/accretion of marketable securities	69	—	—
Non-cash rent expense	579	—	—
Changes in assets and liabilities:
Accounts receivable	(4,461)	3,552	(10,917)
Inventories	4,042	(10,787)	(8,997)
Prepaid expenses and other assets	(1,779)	(741)	(886)
Accounts payable	2,570	183	5,768
Accrued and other liabilities	4,616	2,083	1,242
Deferred credits and income	(320)	252	(139)

Net cash provided by (used in) operating activities	26,943	6,292	(8,304)

Cash flows from investing activities
Purchases of property and equipment	(5,958)	(1,753)	(1,065)
Purchases of marketable securities	(26,098)	—	—
Proceeds from sales and maturities of marketable securities	8,000	—	—
Change in restricted cash	40	9	505

Net cash used in investing activities	(24,016)	(1,744)	(560)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	91,548	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	15,107
Proceeds from exercise of preferred stock warrants	400	—	—
Proceeds from exercise of stock options and employee stock purchase plan	2,543	294	374
Payment of deferred offering costs	(3,723)	(758)	—
Repayment of equipment term loan	(103)	(137)	(137)
Repayment of revolving line of credit	—	—	(800)

Net cash provided by (used in) financing activities	90,665	(601)	14,544

Effect of exchange rate change on cash and cash equivalents	31	(59)	(31)

Net increase in cash and cash equivalents	93,623	3,888	5,649
Cash and cash equivalents
Beginning of period	15,983	12,095	6,446

End of period	$109,606	$15,983	$12,095

Supplemental disclosures:
Non-cash obligation for property, plant and equipment (see Note 7)	$5,290	$—	$—
Conversion of convertible preferred stock to common stock	$74,348	$—	$—
Conversion of preferred stock warrants to common stock warrants	$23	$—	$—
Cash paid for income taxes	$68	$150	$—

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Audience, Inc. (the “Company” or “Audience”) was incorporated in the State of California in July 2000 and subsequently reincorporated in the State of Delaware in June 2011. In June 2002, the Company changed its name from Applied Neurosystems Corporation to Audience, Inc. Audience provides intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices.

The Company outsources the manufacture of its voice and audio processors to independent foundries and uses third parties for assembly, packaging and test. The Company sells its voice and audio processors globally, directly to original equipment manufacturers (“OEMs”) and their contract manufacturers (“CMs”) and indirectly through distributors. In 2012, Audience also began to recognize royalty revenue for the use of its semiconductor intellectual property (“processor IP”) in the 2011 model of the mobile phones of a single OEM.

On May 15, 2012, Audience closed its initial public offering (“IPO”) of 6,060,707 shares of its common stock inclusive of 270,180 shares of common stock sold by certain selling stockholders and the 790,527 shares sold by the Company to satisfy the underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering to the Company were $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by Audience was approximately $91.5 million before offering expenses. Audience also received $81,000 from the stock options exercised by certain selling stockholders. Upon the closing of the IPO, all shares of Audience’s outstanding convertible preferred stock converted into shares of common stock on a one-to-one basis and all outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock.

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Audience and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. These consolidated financial statements were prepared and presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Audience formed an international operating structure in 2011; however, operating transactions associated with its non-U.S. entities were immaterial. Audience’s international operating structure became effective on January 1, 2012, and as of December 31, 2012, Audience had five non-U.S. entities and two international branches. Audience International, Inc. is a wholly owned holding company organized in the Cayman Islands, which it formed to serve as headquarters for its international expansion. On October 1, 2011, Audience International, Inc. acquired all substantial worldwide rights to the integration and distribution of its voice and audio processor intellectual property and entered into a qualified cost sharing arrangement with the Company to share in the ongoing costs of developing the intangibles. The consolidated financial statements include the results of the Company’s operations, and the operations of the Company’s wholly owned subsidiaries and branches. Unless otherwise specified, references to the Company are references to Audience and its consolidated subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the allowances for doubtful accounts receivable and sales returns,

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

inventory write-downs, useful lives of long-lived assets, valuation of deferred tax assets and uncertain tax positions, the measurement of stock-based compensation and the valuation of Company’s various equity instruments. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s foreign subsidiaries currently use the U.S. dollar as the functional currency. Remeasurement adjustments for non-functional currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. The remeasurement gains and losses of these foreign subsidiaries as well as gains and losses from foreign currency transactions are included in other income (expense), net in the consolidated statements of operations, and are not significant for any periods presented.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. Deposits at these financial institutions may, from time to time, exceed federally insured limits. Cash equivalents are invested in highly-rated and highly-liquid money market securities and certain U.S. government sponsored obligations.

Available-for-Sale Securities

The Company classifies its marketable securities as “available-for-sale” and carries them at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity (deficit) and included in accumulated other comprehensive income (loss). Realized gains and losses are calculated on the specific identification method and recorded in other income (expense), net. Such investments have original maturities greater than 90 days.

Restricted Cash

The Company maintained $170,000 and $210,000 of restricted cash in certificate of deposit accounts at December 31, 2012 and 2011, respectively, supporting letters of credit required for the Company’s facility leases and credit card agreements.

Fair Value of Financial Instruments

The Company’s convertible preferred stock warrants were subject to revaluation at each balance sheet date. Prior to Audience’s IPO, the Company classified its outstanding convertible preferred stock warrants as a liability on the balance sheet and recorded changes in their fair value from period to period in other income (expense), net. The convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of Audience’s IPO in May 2012, and the liability related to those warrants was reclassified to stockholders’ equity (deficit).

The Company’s previous equipment leasing debt obligation bore interest at rates which approximated prevailing market rates for instruments with similar characteristics and, accordingly, its carrying value approximated fair value.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The carrying amounts of the remainder of the financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. Accounts receivable are written off on a case by case basis, net of any amounts that may be collected. The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount and all other balances on a pooled basis based on historical collection experience and economic risk assessment. For all periods presented, the Company has not experienced any bad debt.

The Company determines the allowance for sales returns on a quarterly basis through evaluation of historical sales returns and other known factors and record provisions for estimated sales returns in the same period the related revenue is recognized. To estimate the allowance for sales returns, the Company analyzes potential quality and reliability issues and historical returns. Accordingly, the Company accounts for any exposure related to defective products as a portion of its allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in the consolidated balance sheets. Increases to the allowance are recorded as a reduction to revenue. For all periods presented, the Company has not experienced material incidents of product returns. Actual sales returns could differ from these estimates.

Revenue Recognition

The Company derives revenue from the direct sale of voice and audio processors to CMs and OEMs and indirect sales of voice and audio processors to OEMs through distributors. The Company recognizes revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. The transfer of risk and reward of ownership to the customers is typically complete at the time of shipment as per the Company’s shipping terms. The Company also ships a significant portion of its products to the inventory hubs of CMs and recognizes the related revenue as the CMs notify the Company in writing that they have drawn its products from the hub, at which point delivery and transfer of title and risk of ownership have occurred.

Although the Company does not recognize revenue from sales to its distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per the Company’s shipping terms, and the distributor is obligated to pay for the products at that time. The Company does not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, the Company has occasionally accepted returns from distributors. As a result, the Company defers revenue recognition, adjustments to revenue and the related costs of revenue until the distributor notifies Audience in writing of its resale of the products. The amounts billed to distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by the distributors, are included on the consolidated balance sheets under “Deferred credits and income.” The Company takes into account the inventories held by its distributors in determining the appropriate level of provision for excess and obsolete inventory.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company earns royalties on mobile phones integrating its licensed processor IP from a single OEM. The Company recognizes royalty revenue based on mobile phone shipments reported during the quarter in which it receives the report, assuming that all other revenue recognition criteria are met at that time. The OEM generally reports shipment information within 45 days following the end of their quarter. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining the OEM’s reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular period in which the Company’s processor IP is integrated and enabled at the agreed-upon royalty rate. The Company began to recognize revenue pursuant to this arrangement in 2012.

Concentration of Risk

The Company’s products are currently manufactured, assembled and tested by third-party foundries and other contractors in Asia. The Company does not have long-term agreements with any of these foundries or contractors. A significant disruption in the operations of one or more of these foundries or contractors would adversely impact the production of Audience’s products for a substantial period of time, which could have a material adverse effect on its business, financial condition, operating results and cash flows.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places substantially all of its cash and cash equivalents on deposit with reputable, high credit quality financial institutions in the United States and therefore bears minimal credit risk. Deposits held with banks may generally be redeemed upon demand and may, from time to time, exceed the limit of insurance provided on such deposits. Since inception, the Company has not sustained any credit losses from instruments held at financial institutions.

The Company’s accounts receivable are derived from direct sales to CMs and OEMs and indirect sales to OEMs through distributors. The Company performs selected credit evaluations of its distributors, CMs and OEMs. The Company generally does not require collateral, and it establishes an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Substantially all of Audience’s customers are located in Asia and all sales are denominated in U.S. dollars. As of December 31, 2012, four customers accounted for 36%, 21%, 19% and 13% of total accounts receivable. As of December 31, 2011, two customers comprised 74% and 15% of total accounts receivable, respectively.

In 2012, revenue from two OEMs, Samsung Electronics Co., Ltd (“Samsung”), Apple Inc. (“Apple”) and one CM, Foxconn International Holdings, Ltd. and its affiliates (collectively, “Foxconn”), accounted for 48%, 27% and 14% of total revenue, respectively. In addition, with respect to the 2011 model of Apple’s mobile phone, they transitioned from the purchase of Audience’s processors to licensing of Audience’s processor IP for a royalty. The Company began to recognize royalty revenue in 2012, which accounted for 25% of total revenue for 2012. For 2011, revenue, Foxconn, Protek (Shanghai) Limited and its affiliates (“Protek”), and Samsung accounted for 65% 10%, and 20% of total revenue, respectively. For 2010, revenue from Foxconn accounted for 81% of the revenue. No other OEM, CM or distributor accounted for 10% or more of total revenue for the year ended December 31, 2012, 2011 and 2010.

Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company recognizes an impairment loss when the net book value of such assets exceeds the estimated future

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

undiscounted cash flows attributable to the asset. If impairment is indicated, the Company writes the asset down to its estimated fair value. For all periods presented, the Company has not recognized any impairment losses on its long-lived assets.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. All property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets or the term of the related lease, whichever is shorter. Estimates of useful lives are as follows:

Computers and equipment	3 years
Machinery and equipment	3 years
Software	3 years
Furniture and fixtures	3 years
Leasehold improvements	5 years, or remaining life of lease, whichever shorter

Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is recorded as an operating expense in the consolidated statements of comprehensive income.

Minor repairs and maintenance are charged to operations as incurred.

Construction in Progress

Construction in progress includes the construction cost of the Company’s future headquarters and costs incurred related to the implementation of an enterprise resources planning (“ERP”) system. Pursuant to a lease agreement, the Company agreed to pay construction costs in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. Therefore, the Company has capitalized the cost of the construction as construction in progress with a corresponding obligation for construction in progress in the consolidated balance sheets. See Note 4, “Balance Sheet Components” and Note 7, “Commitments and Contingencies,” for additional details. Upon completion of the construction facility, the Company will evaluate for sale-leaseback accounting and determine whether the lease will be treated as a capital or operating lease. The Company will continue capitalizing the cost of the ERP system implementation under construction in progress and upon the system becoming operational, the related construction in progress will be reclassified to property and equipment and depreciated at the appropriate rate consistent with the estimated useful life of the underlying assets.

Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost determined on the weighted average basis, or market value. The Company routinely evaluates quantities and values of inventory in light of current market conditions and market trends and record provisions for quantities in excess of demand and product obsolescence. This evaluation may take into consideration expected demand, generally over a 12-month period, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, product merchantability and other factors.

The Company also regularly reviews the cost of inventories against their estimated market value and records a provision for inventories that have a cost in excess of estimated market value in order to carry those inventories

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

at the lower of cost or market value. The determination of these provisions take into account inventories owned but not yet sold by the Company’s distributors.

The recording of these provisions establishes a new and lower cost basis for each specifically identified inventory item, and the Company does not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances. Recoveries are recognized only upon the sale of previously written-down inventories.

Product Warranty

The Company warrants to its customers its voice and audio processors will work in accordance with the specifications of each product. Due to the cost and other complexities associated with rectifying any potential product defects, the Company does not repair any returned products. If a product may be defective, the customer notifies the Company and, with Audience’s approval, returns the product. The Company then sends a replacement product to the customer. The Company accounts for any exposure related to potentially defective products as a portion of its allowance for sales returns. The Company did not experience significant product returns in any of the periods presented.

Shipping and Handling Costs

Shipping and handling costs for inventory purchases and product shipments are classified as a component of cost of revenue in the consolidated statements of comprehensive income.

Basic and Diluted Net Income Per Share

The Company applies the two-class method to calculate and present net income per share of common stock. Under the two-class method, net income is allocated between common stock and other participating securities based on their participating rights. Participating securities are defined as securities that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. Basic net income per share is computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income allocable to common stockholders and income allocable to other participating securities to the extent they are dilutive, by the weighted average number of shares of common stock outstanding, including the dilutive effects of participating securities on an if-converted basis, plus the dilutive effects of potential shares of common stock. The Company’s potential dilutive common stock equivalents consist of incremental shares of common stock issuable upon the exercise of options, the conversion of convertible preferred stock, and the exercise of warrants.

For all periods presented, the Company had no unvested early-exercised options included in its computation of basic earnings per share. The net income per share data presented for all prior periods have been prepared to conform to the provisions of this accounting guidance.

Capitalized Software

Internally-developed software: Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility, which the Company has

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

defined as the establishment of a working model that typically occurs when beta testing commences and the general availability of such software, has been short, and software development costs qualifying for capitalization have been insignificant. The Company has not capitalized any software development costs since its inception.

Research and Development

Research and development expenses consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, cost of fabrication of masks, other development materials costs, depreciation of equipment used in research and development, and allocation of facilities costs.

Nonrecurring engineering services, which the Company bills to OEMs from time to time for cost reimbursement, are recorded in “Deferred credits and income” on the consolidated balance sheets until acceptance, which is upon cash receipt, at which point they are reflected as a reduction of research and development costs in accordance with the provisions of each agreement. The Company recorded as a reduction of research and development expenses, reimbursements for such services totaling $1.7 million, $0.6 million, and $1.8 million, for 2012, 2011, and 2010 respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, the Company would reverse the applicable portion of the previously provided valuation allowance.

The Company recognizes the impact of a tax position in the consolidated financial statements that, based on its technical merits, is more likely than not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, where the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, is based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company has not incurred any interest or penalties nor has it recorded any foreign exchange gains or losses related to unrecognized tax benefits in any of the periods presented.

The Company does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. The Company’s intent is to indefinitely reinvest its non-U.S. earnings in its foreign operations. As of December 31, 2012, the Company first year of international structure, it has immaterial undistributed foreign earnings.

Advertising Expense

All advertising costs are expensed as incurred. The Company incurred immaterial advertising expenses during any of the periods presented.

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the applicable lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in “Accrued and other current liabilities” for the current portion, and “Deferred rent” for the long-term portion on the accompanying consolidated balance sheets.

Stock-Based Compensation

The Company maintains stock plans covering a broad range of equity grants including stock options and equity stock units. In addition, the Company sponsors an employee stock purchase plan, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

The Company measures stock-based compensation at the grant date based on the fair value of the stock award using the Black-Scholes-Merton (“BSM”) option pricing model. The fair value is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the Company’s stock awards to nonemployees is estimated based on the fair market value on each vesting date, and is remeasured at each reporting period until the services required under the arrangement are completed.

Determining the fair value of stock-based awards at the grant date requires the input of various assumptions, including fair value of the underlying common stock, expected future share price volatility and expected term. The Company calculates the expected term as the average of the option’s vesting and contractual terms. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from its estimate, stock-based compensation expense in future periods could be significantly different from what was recorded in the current period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions and other events and circumstances from nonowner sources. For all periods presented, the

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

difference between net income and comprehensive income (loss) was due to currency translation adjustments and unrealized gain/(loss) from marketable securities.

3. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to the presentation of comprehensive income. This update gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance retrospectively effective in the three months ended March 31, 2012. Other than requiring additional disclosures, the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to re-deliberate whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued guidance on “Disclosures about Offsetting Assets and Liabilities” which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the financial statements of the entity can understand the effect that offsetting has on the financial position of the entity. This guidance is effective for annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In February 2013, the FASB issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (AOCI) to net income. This new guidance requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within the Company’s consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. The Company is required to adopt this guidance beginning with its March 31, 2013 interim reporting on Form 10-Q. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

4. Balance Sheet Components

Inventories

Inventories consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Work in process	$4,467	$8,684
Finished goods	8,799	11,558

Total inventory	$13,266	$20,242

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Computers and equipment	$2,596	$1,640
Machinery and equipment	3,357	1,414
Software	839	581
Furniture and fixtures	488	401
Leasehold improvements	1,534	431
Construction in progress	6,808	—

Gross property and equipment	15,622	4,467
Accumulated depreciation and amortization	(3,821)	(2,230)

Property and equipment, net	$11,801	$2,237

Depreciation and amortization expense was $1.6 million, $0.8 million and $0.5 million for 2012, 2011 and 2010, respectively.

On June 5, 2012, the Company entered into a lease agreement for its future headquarters which is in the process of being constructed. Pursuant to the lease agreement, the Company agreed to pay construction costs in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it is considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of December 31, 2012, the Company capitalized $5.9 million of assets as construction in progress, based on the construction costs incurred by the landlord. See Note 7, “Commitments and Contingencies” for additional details.

In November 2012, the Company started the implementation of the ERP system. As of December 31, 2012, the Company capitalized $0.9 million related to the ERP implementation project as construction in progress.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Compensation	$4,143	$2,171
Professional fees	1,531	909
Accrued inventory	968	39
Income taxes payable	444	—
Lease payable	579	—
Other	1,563	1,286

Accrued and other current liabilities	$9,228	$4,405

5. Marketable Securities

The Company invests its excess cash primarily in U.S. government agency and treasury notes and money market funds that mature within one year.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	December 31, 2012
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
Money market funds	$76,962	$76,962	$—	$—
U.S. Government bonds and notes	18,032	18,029	3	—

Total cash equivalents and marketable securities	94,994	94,991	3	—
Cash	32,644	—	—	—

Total cash, cash equivalent and marketable securities	$127,638	$94,991	$3	$—

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	December 31,
	2012	2011
	(in thousands)
Cash equivalents	$76,962	$2,062
Short-term marketable securities	18,032	—

Total cash equivalents and marketable securities	94,994	2,062
Cash	32,644	13,921

Total cash, cash equivalent and marketable securities	$127,638	$15,983

Audience invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market. Audience currently does not intend to sell these investments nor is it required to sell these investments.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

6. Fair Value Hierarchy

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

Level 1—	Quoted prices in active markets for identical assets or liabilities.

Level 2—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As there were no financial liabilities, financial assets measured at fair value on a recurring basis as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$76,962	$76,962	$—	$—
U.S. government bonds and notes (2)	18,032	18,032	—	—

Total available-for-sale debt securities	$94,994	$94,994	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the consolidated balance sheet.
(2)	U.S. government bonds and notes are included in marketable securities on the consolidated balance sheet.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$2,062	$2,062	$—	$—

Liabilities
Convertible preferred stock warrants (2)	$(1,137)	$—	$—	$(1,137)

(1)	Money market funds are included in cash and cash equivalents on the consolidated balance sheets.
(2)	The convertible preferred stock warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net in the consolidated statements of comprehensive income. These warrants were revalued up to the date the convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of the Company’s IPO, and the liability related to these warrants were reclassified as stockholders’ equity (deficit).

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Prior to the closing of the Company’s IPO, the warrants to purchase 110,269 shares of its convertible preferred stock were exercised. As a result, the Company reclassified the aggregate fair value of $1.4 million from the liability to stockholders’ equity (deficit). The remaining warrants to purchase 1,333 shares of the Company’s convertible preferred stock converted to warrants to purchase its common stock upon the close of its IPO on May 15, 2012. As a result, the Company reclassified the aggregate fair market value of $23,000 from the liability to stockholders’ equity (deficit), and no longer revalue the warrants. The warrants to purchase 1,333 shares of its common stock were unexercised as of December 31, 2012.

Prior to the closing of the Company’s IPO, the Company used the BSM option pricing model to determine the fair value of the warrants to purchase convertible preferred stock, including the consideration of underlying ordinary share price, using the following assumptions: the risk-free interest of 0.18% – 1.61%, the expected term of 1.28 – 7.17 years and the expected volatility of 32.6% – 37.5%. Certain inputs used in the model are unobservable. As a result, the valuation of the warrants is categorized as Level 3 in accordance with ASC 820, Fair Value Measurement.

The following table sets forth reconciliations for such warrants:

	December 31,
	2012	2011
	(in thousands)
Beginning balance	$1,137	$315
Change in fair value of preferred stock warrants	290	822
Exercise of preferred stock warrants	(1,404)	—
Conversion of preferred stock warrants to common stock warrants	(23)	—

Ending balance	$—	$1,137

7. Commitments and Contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through May 30, 2023. Rent expense was $2.9 million, $1.2 million and $1.0 million for 2012, 2011 and 2010, respectively.

On June 5, 2012, the Company entered into a lease agreement for its future headquarters, which will consist of 87,565 square feet in Mountain View, California. The facility is in the process of being constructed. The contractual lease commencement date is the earlier of (i) the date upon which the Company first commences to conduct business in the premises, and (ii) the later to occur of (a) the date upon which the premises are ready for occupancy or (b) June 1, 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is for ten years with an option to extend additional five years.

Pursuant to the lease agreement, the Company agreed to pay construction cost in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it is considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of December 31, 2012, the Company capitalized $5.9 million of assets as construction in progress, based on the construction costs incurred by the landlord. Upon execution of the lease agreement,

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

the Company reimbursed the landlord $0.5 million for the construction cost in the form of a security deposit, and as a result, its corresponding liability of $5.3 million was reflected as a financing obligation for construction in progress on the consolidated balance sheets. The table below reflects the full ten years lease commitment of the minimum lease payment obligation. The liability of $5.3 million recorded on the Company’s consolidated balance sheets will offset these future minimum lease payments. As of December 31, 2012, the Company also recorded non-cash rental expense of $0.6 million associated with the lease of the land in which the construction project resides.

Future minimum lease payments under noncancelable leases as of December 31, 2012 were as follows:

Fiscal year ending December 31,	Amount (in thousands)
2013	$4,695
2014	4,526
2015	4,177
2016	4,299
2017	4,257
2018 and beyond	24,360

Total minimum lease payments	$46,314

Litigation

On May 1, 2012, Dmitry Edward Terez filed a patent infringement lawsuit in U.S. District Court for the District of Delaware against the Company. The complaint alleged that Audience’s products infringe U.S. Patent No. 7,124,075 held by Mr. Terez. The complaint sought unspecified monetary damages, costs and expenses and injunctive relief against the Company. On August 23, 2012, Mr. Terez dismissed his complaint without prejudice.

On July 3, 2012, Noise Free Wireless, Inc. filed a lawsuit in U.S. District Court for the Northern District of California against one of Company’s OEMs and against Audience. The complaint alleged that Audience’s products infringe U.S. Patent No. 7,742,790 held by Noise Free Wireless, and Audience’s OEM infringed the same patent based on its alleged use of Company’s products. The complaint also alleged that the Company misappropriated Noise Free Wireless’ trade secrets and engaged in unfair business practices based on the alleged patent infringement and trade secret misappropriation. The complaint made additional allegations against Audience’s OEM. The complaint sought unspecified monetary damages, costs and fees and injunctive relief against the Company. On September 14, 2012, the parties stipulated to dismiss Noise Free Wireless’ complaint without prejudice. On September 18, 2012, the Court entered an order approving this stipulation, thereby dismissing Noise Free Wireless’ complaint without prejudice.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. The complaint purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO and contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. Pursuant to a scheduling order agreed to by the parties, the Company anticipates filing a response to the complaint in March 2013. The Company believes that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses it may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

From time to time the Company may be involved in other legal actions arising in the ordinary course of business.

Purchase Commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. Audience may cancel these purchase commitments at any time; however, the Company is required to pay all costs incurred through the cancellation date. Audience rarely cancels these agreements once production has started. The Company had $15.6 million open purchase commitments with its third-party foundries and other suppliers at December 31, 2012.

Indemnities, Commitments and Guarantees

During the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to certain of its OEMs, CMs and distributors in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon its processors, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to the Company’s directors and officers in connection with their service to the Company, to the maximum extent permitted under the laws of Delaware.

In addition, the Company has contractual commitments to various OEMs, CMs and distributors, which could require it to incur costs to repair an epidemic defect with respect to its processors outside of its normal business practices if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company may be obligated to make.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

8. Employee Benefit Plans and Stock-Based Compensation

Stock Option Plans

2001 Plan: In 2001, the Board of Directors and stockholders approved the 2001 Stock Plan (the “2001 Plan”) pursuant to which its Board of Directors was authorized to issue stock purchase rights, incentive stock options and nonqualified stock options. The 2001 Plan required the Company to grant options at an exercise price not less than fair market value of its common stock on the date of grant for incentive options or 85% of fair market value of its common stock on the date of grant for nonqualified stock options. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonqualified stock options could not be less than 110% of fair market value on the date of grant. The options are generally exercisable over four years. Although the vesting provisions of individual options may vary, the options must provide for vesting of at least 20% per year. The 2001 Plan provides that the term of the options shall be no more than 10 years from the date of the grant. Upon termination of employment, all unvested options are cancelled and returned to the 2001 Plan. The Company ceased granting options under the 2001 Plan in March 2011 upon the adoption of its 2011 Equity Incentive Plan (the “2011 Plan”). Following the Company’s IPO in May 2012, any cancelled or forfeited options from the 2001 Plan are returned to the 2011 Plan.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

2011 Plan: In March 2011 and June 2011, the Board of Directors and the Company’s stockholders approved the 2011 Plan, under which the Board of Directors may issue stock appreciation rights, restricted stock, restricted stock units (“RSUs”), incentive stock options, and nonqualified stock options. In connection with the Company’s IPO, in September 2011, the Board of Directors approved the amendment and restatement of the 2011 Plan. In December 2011, the Board of Directors and stockholders approved the addition of shares to the 2011 Plan. The Board of Directors reserved 2,507,156 shares in December 2011 for issuance under the 2011 Plan. The 2011 Plan provides for an annual increase on the first day of each year beginning January 1, 2013 equal to the least of: (i) 1,101,649, (ii) 4.5% of the outstanding shares of common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Board of Directors may determine. The 2011 Plan requires the Board of Directors to grant options at an exercise price not less than fair market value of its common stock on the date of grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonqualified stock options may not be less than 110% of fair market value of Audience’s common stock on the date of grant. The options are generally exercisable over four years. Although the vesting provisions of individual options may vary, options granted under the 2011 Plan must provide for vesting of at least 20% per year. The 2011 Plan provides that the term of the options shall be no more than 10 years from the date of the grant. Upon termination of employment, all unvested options are cancelled and returned to the 2011 Plan. In general, RSUs granted under the 2011 Plan vest over four years, based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis.

The 2011 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants. The number of shares available for grant was 604,549 shares and 1,343,978 shares as of December 31, 2012 and 2011, respectively.

A summary of the Company’s option activity under the 2001 Plan and 2011 Plan is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2010	3,697,423	$2.18
Options granted	1,210,625	9.95
Options exercised	(186,424)	1.58
Options cancelled	(216,471)	2.91

Balances at December 31, 2011	4,505,153	4.25
Options granted	857,314	14.56
Options exercised	(549,874)	2.39
Options cancelled	(244,284)	7.66

Balances at December 31, 2012	4,568,309	$6.23	7.3	$23,839

Exercisable at December 31, 2012	2,375,064	$3.34	6.1	$17,216

Expected to vest at December 31, 2012	2,193,245	$9.37	8.6	$6,623

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2012, based on the $10.39 closing stock price of the Company’s common stock on December 31, 2012 on The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2012 was 3,155,716 and 2,099,982, respectively.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.60 - $0.90	683,567	3.2	$0.71	683,583	3.2	$0.71
$2.40 - $3.00	1,753,431	7.0	$2.57	1,189,669	6.8	$2.54
$3.30 - $5.80	498,175	8.1	$4.36	202,457	8.1	$4.32
$7.17 - $13.80	1,313,561	9.0	$11.58	294,751	8.8	$11.76
$15.30 - $21.88	319,575	9.5	$19.09	4,604	9.3	$16.71

	4,568,309	7.3	$6.23	2,375,064	6.1	$3.34

Options to Nonemployees: As of December 31, 2012, the Company had granted options to purchase 8,366 shares of common stock to nonemployees, which options had a weighted average exercise price of $1.98 per share. These options were valued on the date of grant using the BSM option pricing model with the following assumptions: volatility between 43% and 60%, risk-free interest rates between 2.07% and 4.27%, zero percent expected dividend yield and the contractual life of ten years.

At each reporting date, the Company revalues any unvested options using the BSM option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. Changes in the estimated fair value of these options will be recognized as stock-based compensation in the period of the change.

Employee Stock Purchase Plan

2011 ESPP: In September 2011, the Board of Directors and its stockholders, approved and adopted the 2011 Employee Stock Purchase Plan (the “2011 ESPP”) that became effective upon the completion of the Company’s IPO in May 2012. A total of 451,764 shares of the Company’s common stock was reserved and made available for sale under the 2011 ESPP. In addition, the 2011 ESPP provides for annual increases in the number of shares available for issuance under the 2011 ESPP on the first day of each year beginning January 1, 2013 equal to the least of: (i) 1% of the outstanding shares of common stock on the first day of such year; (ii) 249,328 shares of common stock or (iii) such amount determined by the Board of Directors or its compensation committee. The 2011 ESPP permits participants to purchase common stock at a discount through contributions of up to 15% of their eligible compensation. The purchase price of shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date. The Company’s executive officers and its other employees will be permitted to participate in the 2011 ESPP. The 2011 ESPP will automatically terminate in 2031, unless the Company terminates it sooner.

The 2011 ESPP provides for an offering and purchase period of approximately six months in duration, except for the Company’s first offering period which commenced on the completion of the Company’s IPO and ended on the close of trading on November 16, 2012. During the year ended December 31, 2012, the Company issued 183,259 shares under the 2011 ESPP at a weighted average price of $6.73 per share. As of December 31, 2012, 268,505 shares remained available for issuance under the 2011 ESPP.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Stock-Based Compensation

Stock Options

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the BSM option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life, and interest rates. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

The following table shows a summary of the stock-based compensation expense included in the consolidated statements of comprehensive income for 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenue	$150	$90	$62
Research and development	1,023	416	227
Selling, general and administrative	1,961	884	258

Stock-based compensation expense	3,134	1,390	547
Income tax benefit	551	—	—

Total stock-based compensation expense, net of tax	$2,583	$1,390	$547

Employee Stock Purchase Plan

During 2012, Audience recorded stock-based compensation related to 2011 ESPP of $0.5 million. As of December 31, 2012, there was $0.3 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2011 ESPP. That cost is expected to be recognized over five months.

Valuation Assumptions

The Company estimates the fair value of each stock-based award on the date of grant using the BSM option pricing model. Expected volatility is based on the historical volatility of a selected guideline group of publicly traded companies. The expected term of stock-based awards is based upon the simplified method for estimating expected term. The risk-free rate for the expected term of the stock-based awards is based on the U.S. Treasury Constant Maturity rate. The assumptions used to value awards granted during 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Stock Option Plans:
Risk-free interest rate	0.79 - 1.26%	1.17 - 2.3%	1.39 - 2.96%
Expected volatility	36 - 37%	39 - 40%	42%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—
Weighted-average estimated fair value of stock options granted during the year	$5.48	$4.04	$1.20

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Year Ended December 31, 2012
Employee Stock Purchase Plan:
Risk-free interest rate	0.13 - 0.15%
Expected volatility	20 - 31%
Expected term (in years)	0.50
Dividend yield	—

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company uses an approximation based on rates on the closest term currently available.

Expected Volatility. The expected volatility was based on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the options since the Company does not have any trading history to use in determining the volatility of its common stock.

Expected Term. Expected term represents the period over which the Company anticipates stock-based awards to be outstanding. As the Company has and expects to undergo significant operational and structural changes in its business, the historical exercise data no longer provides a reasonable basis upon which to estimate expected term. As a result, the expected term of the stock-based awards that the Company granted was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of stock-based award’s weighted average vesting period and its contractual term. The Company expects to continue using the simplified method until it has sufficient information. The expected term of ESPP grants is based upon the length of each respective purchase period.

Expected Dividend Yield. The Company has never paid cash dividends on its common stock and does not expect to pay dividends on its common stock.

The intrinsic value of exercised options was calculated based on the difference between the exercise price and the fair market value of the Company’s common stock as of the exercise date. Total intrinsic value of options exercised during 2012, 2011, and 2010 was $4.5 million, $1.2 million, and $0.7 million, respectively. Cash received from stock option exercises during 2012, 2011, and 2010 was $1.3 million, $0.3 million, and $0.4 million, respectively. As of December 31, 2012, $0.6 million of tax benefits were realized due to the partial valuation allowance release on US federal deferred tax assets. There were no tax benefits realized for the years ended December 31, 2011 and 2010 as a result of a full valuation allowance on all US deferred tax assets.

At December 31, 2012, the Company had $7.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options which is expected to be recognized over a weighted average period of 3.5 years.

401(k) Plan

The Company has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). Each eligible employee may elect to contribute up to the allowable maximum amount per Internal Revenue Service limit. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. There were no payments made by the Company in 2012, 2011 or 2010.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Restricted Stock Units

RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting and generally vest over periods not exceeding four years from the date of grant. During 2012, RSUs for 17,500 shares of common stock were granted, all of which were unvested as of December 31, 2012.

At December 31, 2012, total unrecognized estimated compensation expense related to unvested RSUs granted was $0.3 million, which is expected to be recognized over a weighted-average period of 3.5 years.

9. Capital stock

Common Stock

Under the Company’s certificate of incorporation, it was authorized to issue 500,000,000 shares and 600,000,000 shares of common stock as of December 31, 2012 and 2011, respectively. The holder of each share of common stock is entitled to one vote. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the prior rights of the preferred stockholders. Since inception, the Company has not declared any cash dividends.

As of December 31, 2012 and 2011, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2012	2011
Shares reserved for convertible preferred stock	—	13,205,180
Shares reserved for stock options and restricted stock units	5,190,358	5,849,131
Shares reserved for employee stock purchase plan	268,505	—
Shares reserved for warrants	1,333	111,602

10. Convertible Preferred Stock

In connection with the completion of the Company’s IPO on May 15, 2012, all of its previously outstanding shares of convertible preferred stock of 13,205,180 were converted into common stock.

Convertible preferred stock as of December 31, 2011 consisted of the following (in thousands, except share data):

Series	Shares Authorized	Shares Outstanding	Liquidation Preference
A-1	1,168,966	38,956	$877
A-2	3,080,090	102,669	955
A-3	466,668	15,555	350
AA	36,683,675	1,112,505	5,044
AA-1	10,391,770	346,389	2,000
B	67,839,083	2,261,300	15,025
B-1	23,396,131	779,866	5,700
C	44,580,909	1,486,024	14,832
D	88,668,030	2,926,332	15,021
E	124,149,591	4,135,584	15,161

Convertible preferred stock at December 31, 2011	400,424,913	13,205,180	$74,965

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Warrants

Pursuant to convertible notes the Company issued in August 2003, it issued warrants to purchase 110,269 shares of Series AA convertible preferred stock at an exercise price of $3.627 per share. The warrants expire upon the earlier of August 20, 2013, the closing of an underwritten public offering with a market capitalization of at least $150 million or the closing of a change of control. The Company allocated $189,000 (fair value of the warrants on the date of issuance, determined using the BSM option pricing model) of the proceeds from the convertible notes to the warrants. The fair value of the warrants was originally recorded as a discount on the convertible loan and was accreted as additional interest expense over the term of the convertible notes. Upon conversion of the notes payable into preferred stock in 2003, the unamortized balance was transferred to preferred stock.

In connection with the Company’s July 2009 line of credit agreement with Silicon Valley Bank, it issued warrants to purchase 1,333 shares of Series D convertible preferred stock at $5.133 per share, which subsequently converted into the right to purchase 1,333 shares of Series E convertible preferred stock at a per share exercise price of $3.67.

At December 31, 2012 and 2011, the Company recorded the fair value of preferred stock warrants of $0 and $1.1 million, respectively, as long-term liabilities, as the warrants expire in August 2013 and July 2019. The freestanding warrants are subject to remeasurement at each balance sheet date with any change in fair value recognized as a component of “Other income (expense), net” in the consolidated statements of comprehensive income. Prior to the closing of Audience’s IPO, the warrants to purchase 110,269 shares of the convertible preferred stock were exercised, and as a result, the Company reclassified the aggregate fair value of $1.4 million from the liability to stockholders’ equity (deficit) in the consolidated balance sheet. The warrants to purchase 1,333 shares held by Silicon Valley Bank were converted to warrants to purchase the common stock upon the close of Audience’s IPO on May 15, 2012, and as a result, the Company reclassified the aggregate fair market value of $23,000 from the liability to stockholders’ equity (deficit). The warrants to purchase 1,333 shares were unexercised as of December 31, 2012.

The convertible preferred stock warrants were revalued up to the date the convertible preferred stock warrants were exercised or became warrants to purchase common stock upon the closing of the IPO, and the liability related to these warrants were reclassified as stockholders’ equity (deficit). For 2012, 2011, and 2010, the Company recorded expense of $290,000, $822,000, and $88,000, respectively, for the change in fair value of these warrants.

11. Income Taxes

The domestic and foreign components of income before provisions for income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$23,815	$8,295	$4,788
International	(9,370)	—	—

Total	$14,445	$8,295	$4,788

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$376	$—	$—
State	1	1	1
Foreign	482	21	19

	859	22	20

Deferred:
Federal	(1,979)	—	—
State	—	—	—
Foreign	(32)	—	—

	(2,011)	—	—

Tax provision (benefit) for income taxes	$(1,152)	$22	$20

The tax provision for 2011 and 2010 was not significant and is included in “Other income (expense), net” in the consolidated statements of comprehensive income.

The reconciliation of the United States federal statutory income tax rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	34.0%
Foreign tax rate differential	25.8	16.9	0.4
Stock-based compensation	4.7	5.8	3.8
Change in valuation allowance	(63.5)	(57.8)	(38.2)
Valuation allowance release	(13.7)	—	—
Increase in unrecognized tax benefits	2.6	—	—
Other	1.1	0.4	0.4

Effective tax rate	(8.0)%	0.3%	0.4%

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,874	$11,204
Research and development credits	4,003	3,305
Stock-based compensation	551	6
Accruals and reserves	1,165	2,420
Other	85	15

Total deferred tax assets	8,678	16,950
Valuation allowance	(5,920)	(16,628)

Total net deferred tax assets	2,758	322
Deferred tax liabilities:
Fixed assets	(745)	(322)

Total deferred tax liabilities	(745)	(322)

Total net deferred tax assets	$2,013	$—

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs both positive and negative evidence in determining the need for a valuation allowance, such as historical losses, recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources, and other risks inherent in the semiconductor industry. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. The Company gives significant weight to evidence that can be objectively verified. Under this standard, its cumulative taxable income in the United States incurred over the three year period ended December 31, 2012 was considered significant positive evidence with a high level of objectivity that outweighed the Company’s ability to rely on projections of future income in determining whether a valuation allowance was needed. On the basis of this evaluation, the Company released a valuation allowance of $2.0 million on US federal deferred tax assets as of December 31, 2012. As of December 31, 2011, the Company recorded a full valuation allowance of $16.6 million.

After the release of the valuation allowance, the Company has total net deferred tax assets of $2.0 million as of December 31, 2012, of which $1.2 million was included in other current assets and $0.8 million in other noncurrent assets in the consolidated balance sheets. The net deferred tax assets include United States federal net operating loss and other temporary timing differences. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the net operating loss and other temporary timing differences. These unrecognized tax benefits are presented separately as a liability and provide a source of taxable income for purposes of assessing the potential realization of the deferred tax assets.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Changes in the valuation allowance for deferred tax assets for the year ended December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$16,628	$21,150	$22,818
Release of valuation allowance	(1,980)	—	—
Current decrease	(8,728)	(4,522)	(1,668)

Ending balance	$5,920	$16,628	$21,150

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $4.8 million and $33.3 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The cumulative amount related to stock option excess tax benefits included in net operating loss carryforwards for federal and California state is $2.1 million and $0.01 million, respectively. Upon realization of the excess tax benefit associated with stock options, the impact will be recorded in stockholders’ equity (deficit). The federal and California state net operating loss carryforwards begin to expire in 2023 and 2014, respectively. The Company’s ability to utilize its net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As of December 31, 2012, the Company determined that ownership changes had occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards. However, the limitations were not significant enough to materially impact the future utilization of the tax attributes.

The Company also had federal and California state research and development credit carryforwards of approximately $2.0 million and $3.0 million, respectively, as of December 31, 2012. The federal credits will expire starting in 2022 if not utilized. The California state credits have no expiration date. In the first quarter of 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012. Because the law’s effective enactment date is 2013, the impact to the Company of the reinstated credit was not recognized in 2012. The additional credits that will be reported within the 2013 financial statements are not expected to be material.

For all periods presented through December 31, 2011, the Company’s earnings were U.S.-based. The Company commenced its first year of operations under its new international structure on January 1, 2012. As a result, the Company had an insignificant amount of undistributed earnings as of December 31, 2012 upon which no U.S. income taxes were provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company generally would be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to various foreign countries. As of December 31, 2012, the Company estimates that the amount of potential United States income tax of a future distribution would result in an insignificant amount of United States and foreign taxes. However, determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable, due to the complexities involved in the calculation. There is a significant amount of uncertainty of the tax impact of the remittance of these earnings due to the fact that dividends generally received from the Company’s foreign subsidiaries could result in additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend. In addition, the Company would have to perform very complex calculations to determine its ability to utilize those foreign tax credits. The Company would have to analyze any additional local withholding tax and other indirect tax consequence that may also arise due to the distribution of these earnings. These reasons makes it impracticable to accurately calculate the amount

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

of deferred tax liabilities related to the undistributed earnings, particularly in light of the fact that the Company does not intend to distribute these unremitted earnings.

As of December 31, 2012, 2011 and 2010, the Company had $3.7 million, $2.9 million and $1.2 million of unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as state taxes, that, if recognized, would affect the Company’s effective tax rate, was $2.7 million as of December 31, 2012. One or more of these unrecognized tax benefits could be subject to valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	December 31,
	2012	2011	2010
	(in thousands)
Gross unrecognized tax benefits, beginning of year	$2,940	$1,183	$994
Gross increases (decreases) related to prior year positions	—	1,264	(13)
Gross increases related to current year positions	734	493	202

Gross unrecognized tax benefits, end of year	$3,674	$2,940	$1,183

The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the consolidated statements of comprehensive income. As of December 31, 2012, 2011 and 2010, the Company had no accrued interest or penalties due to its net operating losses and tax credits available to offset any tax adjustments. The Company files income tax returns in the United States, including various state and foreign jurisdictions. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception in 2000 and is subject to examination by foreign tax authorities since the formation of its non-U.S. entities. The Company currently has no income tax examinations in progress nor has it had any income tax examinations since its inception.

The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations should its previously filed tax returns be examined. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

12. Earnings Per Share

Basic net income per share allocable to holders of common stock is computed by dividing the net income allocable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net income allocable to holders of common stock is calculated using the two-class method, as the Company has issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings. Holders of the Company’s convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rates payable prior and in preference to any dividends on any shares of the Company’s common stock. After payment of these preferred stock dividends, any additional dividends were required to be distributed among the holders of convertible preferred stock and common stock pro rata (on an as-converted basis). The holders of the convertible preferred stock did not have a contractual

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

obligation to share in Company’s losses. Audience considered its convertible preferred stock to be participating securities. The two-class method requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the holders of common and preferred stock based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing net income allocable to holders of common stock (after the reduction for any undeclared preferred stock dividends assuming the distribution of current income for the period) by the weighted average number of shares of common stock outstanding.

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

The Company is not required to present basic and diluted net income per share for securities other than its common stock. The following table sets forth the computation of basic and diluted net income per share under the two-class method attributable to common stockholders:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net income	$15,597	$8,295	$4,788
Non-cumulative dividends to preferred stockholders	(2,247)	(5,993)	(4,788)
Undistributed earnings allocated to preferred stockholders	(3,583)	(2,148)	—

Net income — basic	9,767	154	—
Adjustment for undistributed earnings reallocated to the holders of common stock	402	315	—

Net income — diluted	$10,169	$469	$—

Denominator:
Weighted average shares used in computing net income per share:
Basic	13,377	948	620
Weighted average effect of potentially dilutive securities:
Options to purchase common stock	2,309	2,436	—
Common stock warrants	1	—	—

Diluted	15,687	3,384	620

Net income per share:
Basic	$0.73	$0.16	$—

Diluted	$0.65	$0.14	$—

Net income has been allocated to shares of common stock and shares of convertible preferred stock based on their respective rights to share in dividends.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following potentially dilutive shares of common stock subject to options, warrants and convertible preferred stock were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have had an antidilutive effect:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Options to purchase common stock	1,419	185	3,697
Convertible preferred stock (if-converted basis)	—	13,205	13,205
Common equivalent shares from preferred stock warrants	—	112	112
Restricted stock units	18	—	—

Total	1,437	13,502	17,014

13. Borrowings

Line of credit

In July 2009, the Company entered into a $5.0 million revolving line of credit agreement with Silicon Valley Bank, under which available funds are based on eligible accounts receivable. Under the agreement, if the outstanding amount on any advance becomes greater than 80% of the face amount of the invoice (or 50% against amounts advanced against purchase orders), the Company is required to pay the difference to the lender. Borrowings under this facility accrue interest at the greater of the prime rate or 4% per annum with a penalty of an additional 0.25% applied each time the Company’s cash balance is under $2.5 million. These rates increase 5% per annum during an event of default. Payment to the lender is generally due when the payment is received on the receivable against which the line has been drawn.

On July 6, 2011, the Company amended its line of credit agreement with Silicon Valley Bank. Among other changes, the amendment (i) increases Audience’s line of credit from $5.0 million to $10.0 million and extends the availability of the line until July 6, 2013; (ii) provides that the Company may borrow up to $2.0 million (of the $10.0 million) without reference to the value of its accounts receivable or purchase orders; (iii) changes the applicable interest rate on the line of credit to the following: (a) for prime rate loans, a range from the bank’s prime rate to the prime rate plus 0.35% per annum (the higher rate is applicable if the quick ratio falls below 1.25:1.00), or (b) for LIBOR loans, LIBOR plus 1.75% per annum; and (iv) replaces the credit facility’s financial tests based on net cash balances with a condition that Audience maintains a quick ratio of at least 1.25:1.00 (used to determine borrowing eligibility and interest rate). The amendment also removed the covenant that the Company maintains a quick ratio of 1.50:1.00 while equipment loans remain outstanding. The Company was in compliance with all covenants at December 31, 2012.

Equipment loan

In July 2009, the Company entered into a $500,000 equipment term loan payable in 36 equal monthly installments of principal plus accrued interest. Interest on the loan accrues at a rate of 6.5% per annum, increasing to 11.5% per annum during an event of a default. Through the termination or repayment of the loan, the Company was required to maintain a quick ratio of at least 1.50:1.00. This covenant was removed when the Company amended its credit agreement with Silicon Valley Bank in July 2011.

As of December 31, 2011, the outstanding balance was $103,000. In June 2012, the Company fully repaid the remaining outstanding balance of this loan.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

14. Segment and Geographic Information

The Company operates in one reportable segment related to the selling and marketing of voice and audio processors and licensing of processor IP for use in mobile devices. The Company has identified its president and chief executive officer as the Chief Operating Decision Maker (“CODM”) who manages its operations as a whole. For the purpose of evaluating financial performance and allocating resources, the CODM reviews financial information accompanied by information by customer and by product.

Substantially all of the Company’s revenue was generated from the sale of its products to CMs and OEMs whose primary manufacturing operations and distributions are in Asia. Since the Company’s OEMs market and sell their products worldwide, the Company’s revenue by geographic location is not necessarily indicative of the geographic distribution of mobile device sales, but rather of where the mobile devices are manufactured. The Company’s revenue is therefore based on the country or region in which its OEMs or their CMs issue their purchase orders to the Company.

Apple, one of the Company’s large OEMs, transitioned the majority of its business from the purchase of the Company’s processors to licensing of its processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize royalty revenue in 2012, which accounted for 25% of total revenue for the year ended December 31, 2012.

Revenues by geographic regions are based upon customer headquarters’ locations. The following table set forth reportable revenues by geographic regions:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues:
China	$33,006	$73,008	$42,170
Korea	70,740	23,251	4,792
Japan	427	1,070	958
United States	39,732	—	—
Other	—	339	—

Total	$143,905	$97,668	$47,920

The table below presents long-lived assets by geographic regions:

	December 31,
	2012	2011
	(in thousands)
Long-lived assets:
United States	$10,252	$2,091
International	1,549	146

Total	$11,801	$2,237

15. Reverse Stock Split

In April 2012, the Board of Directors and stockholders approved a one-for-30 reverse split of the outstanding common and preferred stock that was effected on April 25, 2012. All share and per share information included in the accompanying financial statements and notes thereto has been adjusted to reflect this reverse stock split.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

16. Subsequent Events

Stock Option Exchange Program

On December 20, 2012, at a 2012 special meeting of stockholders, the Company’s stockholders approved a one-time stock option exchange offer (the “Offer”) for the employees which allowed employees to surrender certain outstanding stock options granted under the 2011 Plan, whether vested or unvested, in exchange for new options to purchase shares of Audience’s common stock (“New Options”). An option was deemed to be an “Eligible Option” if it had an exercise price per share greater than $9.10, was granted under the 2011 Plan, and was outstanding and unexercised as of the expiration date of the Offer. All employees of Audience and its subsidiaries (including eligible officers) who held Eligible Options, reside in the United States, the People’s Republic of China, Singapore, South Korea or Taiwan and remained employed through the date of grant for New Options were entitled to participate in this Offer, except that members of the Board of Directors and Lloyd Watts, were not be eligible to participate. The Company refers to its chief financial officer, vice president of marketing, vice president of business development, vice president of engineering, and vice president of human resources as “eligible officers.” The Company refers to employees and eligible officers who were permitted to participate in the Offer as “eligible employees.”

On February 5, 2013, the Company completed this Offer. A total of 55 eligible employees participated in this Offer. Pursuant to the terms and conditions of the Offer, the Company accepted for exchange options totaling 239,945 shares of the Company’s common stock, representing approximately 22% of the total number of common shares underlying the Eligible Options. The Company cancelled all surrendered Eligible Options, and immediately thereafter, the Company granted New Options to purchase a total of 223,946 shares in exchange therefore, pursuant to the terms of the Offer and the 2011 Plan. The exercise price per share of each New Option granted pursuant to the Offer is $14.79, which was the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on February 5, 2013, the grant date of the new options. The Offer will be accounted for as a modification and will result in an increase stock-based compensation expense.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Supplementary Financial Data (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2012 and 2011.

	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(in thousands, except per share data)
Revenue:
Hardware	$34,462	$32,252	$21,144	$19,409	$17,952	$26,306	$24,870	$28,540
Licensing	4,227	8,499	12,213	11,699	—	—	—	—

Total revenue	38,689	40,751	33,357	31,108	17,952	26,306	24,870	28,540
Cost of revenue	17,855	18,355	12,618	13,419	9,962	13,798	11,533	10,414

Gross profit	20,834	22,396	20,739	17,689	7,990	12,508	13,337	18,126
Operating expenses:
Research and development	8,473	9,501	7,878	5,668	6,973	4,388	5,183	5,034
Selling, general and administrative	10,498	9,102	8,147	7,524	6,367	5,820	5,081	3,969

Total operating expenses	18,971	18,603	16,025	13,192	13,340	10,208	10,264	9,003

Income (loss) from operations	1,863	3,793	4,714	4,497	(5,350)	2,300	3,073	9,123
Interest income (expense), net	74	77	10	3	(3)	—	(2)	(3)
Other income (expense), net	(82)	(39)	(257)	(208)	(286)	101	(321)	(337)

Income (loss) before income taxes	1,855	3,831	4,467	4,292	(5,639)	2,401	2,750	8,783
Income tax (benefit) expense	(1,584)	167	142	123	—	—	—	—

Net income (loss)	$3,439	$3,664	$4,325	$4,169	$(5,639)	$2,401	$2,750	$8,783

Net income (loss) attributable to common stockholders-basic	$3,439	$3,664	$2,269	$202	$(5,639)	$63	$81	$451
Net income (loss) attributable to common stockholders-diluted	$3,439	$3,664	$2,456	$601	$(5,639)	$208	$268	$1,146
Net income (loss) per share:
Basic	$0.17	$0.18	$0.20	$0.19	$(5.56)	$0.06	$0.09	$0.52

Diluted	$0.15	$0.16	$0.17	$0.16	$(5.56)	$0.05	$0.07	$0.46

Weighted average shares used in computing net income (loss) per share:
Basic	20,587	20,342	11,343	1,080	1,014	982	918	871

Diluted	22,460	23,159	14,330	3,832	1,014	3,802	3,591	2,466

For the three month ended December 31, 2012, the Company had an income tax benefit of $1.6 million due to primarily tax benefits from the partial valuation allowance release on U.S. federal deferred tax assets which was partially offset by foreign tax expenses.

In the three months ended March 31, 2012, total revenue increased $13.2 million from the prior quarter to $31.1 million. This increase was primarily due to the Company’s first time recording of royalty revenue in the amount of $11.7 million. In addition, while overall hardware revenue increased, hardware sales to the Company’s largest OEM decreased which was more than offset by higher hardware sales to Samsung.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

For the three months ended December 31, 2011, total revenue decreased $8.4 million, or 32%, from the previous quarter primarily due to a decrease in sales to Foxconn and Protek as the Company transitioned to a processor IP licensing model with a single OEM, for which there is a one quarter lag in recognizing royalty revenue, and a seasonal decrease in sales to Samsung.

The Company’s research and development expenses increased $2.6 million during the three months ended December 31, 2011 over the previous quarter due to both an increase in mask expenses for the manufacture of its voice and audio processors and to additions to headcount resulting in increases in salaries, employee benefits and stock-based compensation.

EXHIBIT INDEX

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	4/27/2012

3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.2	1/13/2012

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.2	Warrant to Purchase Stock by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	4.2	1/13/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.	8-K	10.4	12/21/2012

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	S-8	10.5	5/10/2012

10.6	440 Clyde Avenue Lease Agreement by and between the Registrant and 440 Clyde Avenue Associates, LLC dated October 2, 2008.	S-1	10.6	1/13/2012

10.7	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	10.7	1/13/2012

10.7.1	First Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated December 4, 2009.	S-1	10.7.1	1/13/2012

10.7.2	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated August 17, 2010.	S-1	10.7.2	1/13/2012

10.7.3	Third Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 6, 2011.	S-1	10.7.3	1/13/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.8#	Severance Agreement by and between the Registrant and Lloyd Watts dated August 30, 2011.	S-1	10.8	1/13/2012

10.9#	Separation Agreement and Release by and between the Registrant and James L. Lau dated November 5, 2011.	S-1	10.9	2/22/2012

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Craig H. Factor, Andrew J. Keane, Eitan Medina, Robert H. Schoenfield and Thomas Spade.	S-1	10.12	1/13/2012

10.13+	Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13	4/27/2012

10.13.1+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13.1	4/27/2012

10.13.2+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 19, 2008.	S-1	10.13.2	4/27/2012

10.13.3+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 26, 2010.	S-1	10.13.3	4/27/2012

10.13.3.1+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 15, 2012.	S-1	10.13.3.1	4/27/2012

10.13.4+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 22, 2010.	S-1	10.13.4	4/27/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.15	Sublease by and between the Registrant and Zynga Inc. dated March 16, 2012.	S-1	10.15	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

21.1	Subsidiaries.	S-1	21.1	4/20/2012

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.