Form 10-Q
period 2013-03-31
AUDIENCE INC
filed 2013-05-09
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at March 31, 2013 was: 21,050,250.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

Audience, Inc.

Condensed consolidated balance sheets

(in thousands)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$106,270	$109,606
Restricted cash	170	—
Marketable securities	18,018	18,032
Accounts receivable, net of allowance for sales returns of $0 and $0, respectively	20,217	12,926
Inventories	15,801	13,266
Other current assets	4,090	3,669

Total current assets	164,566	157,499
Property and equipment, net	16,316	11,801
Other noncurrent assets	1,394	1,389
Restricted cash - noncurrent portion	—	170

Total assets	$182,276	$170,859

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,181	$9,745
Accrued and other current liabilities	9,224	9,228
Deferred credits and income	364	285
Financing obligation for construction in progress	8,672	5,290

Total current liabilities	28,441	24,548
Taxes payable - noncurrent	524	376

Total liabilities	28,965	24,924

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock:
$0.001 par value - 50,000,000 shares authorized and no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock:
$0.001 par value - 500,000,000 shares authorized and 21,050,250 shares issued and outstanding at March 31, 2013; 500,000,000 shares authorized and 20,862,845 shares issued and outstanding at December 31, 2012	21	21
Additional paid-in capital	175,192	172,461
Accumulated other comprehensive income	3	3
Accumulated deficit	(21,905)	(26,550)

Total stockholders’ equity	153,311	145,935

Total liabilities and stockholders’ equity	$182,276	$170,859

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of comprehensive income

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2013	2012
Revenue:
Hardware	$43,668	$19,409
Licensing	3,561	11,699

Total revenue	47,229	31,108
Cost of revenue	21,720	13,419

Gross profit	25,509	17,689
Operating expenses:
Research and development	9,450	5,668
Selling, general and administrative	10,345	7,524

Total operating expenses	19,795	13,192

Income from operations	5,714	4,497
Interest income, net	54	3
Other expense, net	(75)	(208)

Income before income taxes	5,693	4,292
Income tax expense	1,048	123

Net income	4,645	4,169
Non-cumulative dividends to preferred stockholders	—	(1,498)
Undistributed earnings allocated to preferred stockholders	—	(2,469)

Net income attributable to common stockholders - basic	4,645	202
Adjustment for undistributed earnings reallocated to the holders of common stock	—	399

Net income attributable to common stockholders - diluted	$4,645	$601

Net income per share:
Basic	$0.22	$0.19

Diluted	$0.20	$0.16

Weighted average shares used in computing net income per share:
Basic	20,961	1,080

Diluted	23,324	3,832

Other comprehensive income:
Foreign currency translation adjustments	$—	$(52)

Total comprehensive income	$4,645	$4,117

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$4,645	$4,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	607	284
Write-down of inventory to net realizable value	132	948
Change in fair value of convertible preferred stock warrants	—	167
Stock-based compensation	1,317	537
Excess tax benefit from stock options	(599)	—
Loss on disposal of property and equipment	5	—
Amortization/accretion of marketable securities	24	—
Non-cash rent expense	248	—
Changes in assets and liabilities:
Accounts receivable	(7,291)	(310)
Inventories	(2,667)	(873)
Other assets	(427)	(1,488)
Accounts payable	437	1,105
Accrued and other liabilities	495	(499)
Deferred credits and income	79	(245)

Net cash provided by (used in) operating activities	(2,995)	3,795

Cash flows from investing activities
Purchases of property and equipment	(1,746)	(700)
Purchases of marketable securities	(7,009)	—
Proceeds from sales and maturities of marketable securities	7,000	—

Net cash used in investing activities	(1,755)	(700)

Cash flows from financing activities
Proceeds from exercise of stock options	815	313
Payment of deferred offering costs	—	(599)
Repayment of equipment term loan	—	(34)
Excess tax benefit from stock options	599	—

Net cash provided by (used in) financing activities	1,414	(320)

Effect of exchange rate change on cash and cash equivalents	—	(52)

Net increase (decrease) in cash and cash equivalents	(3,336)	2,723
Cash and cash equivalents
Beginning of period	109,606	15,983

End of period	$106,270	$18,706

Supplemental disclosures:
Non-cash obligation for property, plant and equipment	$3,382	$—

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Notes to condensed consolidated financial statements

(unaudited)

1. Formation and business of Audience, Inc.

Audience, Inc. (the “Company” or “Audience”) was incorporated in the State of California in July 2000 and subsequently reincorporated in the State of Delaware in June 2011. In June 2002, the Company changed its name from Applied Neurosystems Corporation to Audience, Inc. On May 15, 2012, the Company closed its initial public offering (“IPO”) and it listed its common stock on NASDAQ under the symbol “ADNC.”

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of the Company’s financial statements for interim periods in conformity with U.S. generally accepted accounting principles (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the “Notes to consolidated financial statements” in its Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other expenses, net in the condensed consolidated statements of comprehensive income.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the allowances for doubtful accounts receivable and sales returns, inventory write-downs, useful lives of long-lived assets, valuation of deferred tax assets and uncertain tax positions, the measurement of stock-based compensation and the valuation of Company’s various equity instruments. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Concentration of risk

As of March 31, 2013, two customers accounted for 67% and 19% of total accounts receivable. As of December 31, 2012, four customers accounted for 36%, 21%, 19% and 13% of total accounts receivable.

For the three months ended March 31, 2013, revenue from two OEMs, Samsung Electronics Co., Ltd. (“Samsung”) and Apple Inc. (“Apple”), accounted for 62% and 26% of total revenue, respectively. For the three months ended March 31, 2012, revenue from Samsung, Apple and Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”) accounted for 36%, 38% and 18% of total revenue, respectively. Apple transitioned from the purchase of Audience’s processors to licensing of Audience’s processor IP for a royalty with respect to its 2011 mobile phone model and as a result the Company began to recognize royalty revenue in 2012. The licensing revenue accounted for 8% and 38% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

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

Although the Company does not recognize revenue from sales to its distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per the Company’s shipping terms, and the distributor is obligated to pay for the products at that time. The Company does not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, the Company has occasionally accepted returns from distributors. As a result, the Company defers revenue recognition, adjustments to revenue and the related costs of revenue until the distributor notifies the Company in writing of its resale of the products. The amounts billed to distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by the distributors, are included on the condensed consolidated balance sheets under “Deferred credits and income.” The Company takes into account the inventories held by its distributors in determining the appropriate level of provision for excess and obsolete inventory.

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

Litigation, investigation and settlement costs

From time to time, the Company is involved in legal actions and/or investigations by regulatory bodies. There are many uncertainties associated with any litigation, and the Company cannot be certain that these actions or other third-party claims against the Company will be resolved without costly investigation, defense, substantial settlement payments and/or judgments. If any of these were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes the Company to determine that a loss in any of its pending litigation is probable, and it can reasonably estimate the loss associated with such events, the Company records the loss in accordance with U.S. GAAP. However, the actual liability in any such litigation or investigations may be materially different from the Company’s estimates, which could require it to record additional cost.

Recent accounting pronouncements

In February 2013, the FASB issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (AOCI) to net income. This new guidance requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within the Company’s consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective for the Company’s interim period ending March 31, 2013. The Company adopted this guidance and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Consolidated balance sheet components

Inventories

Inventories as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Work in process	$7,983	$4,467
Finished goods	7,818	8,799

Total inventory	$15,801	$13,266

Property and equipment

Property and equipment, net as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Computers and equipment	$3,113	$2,596
Machinery and equipment	3,666	3,357
Software	914	839
Furniture and fixtures	487	488
Leasehold improvements	1,559	1,534
Construction in progress	10,931	6,808

Gross property and equipment	20,670	15,622
Accumulated depreciation and amortization	(4,354)	(3,821)

Property and equipment, net	$16,316	$11,801

Depreciation and amortization expense was $0.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

On June 5, 2012, the Company entered into a lease agreement for its future headquarters which is in the process of being constructed. Pursuant to the lease agreement, the Company agreed to pay construction costs in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it is considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of March 31, 2013, the Company capitalized $9.4 million of assets as construction in progress, of which $0.3 million was incurred by the Company and $9.1 million was incurred by the landlord. See Note 8, “Commitments and Contingencies” for additional details.

In November 2012, the Company started the implementation of its enterprise resources planning (“ERP”) system. As of March 31, 2013, the Company capitalized $1.5 million related to the ERP implementation project as construction in progress.

Accrued and other current liabilities

Accrued and other current liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Compensation	$4,129	$4,143
Professional fees	1,144	1,531
Accrued inventory	916	968
Income taxes payable	596	444
Lease payable	828	579
Other	1,611	1,563

Accrued and other current liabilities	$9,224	$9,228

4. Marketable securities

The Company invests its excess cash primarily in U.S. government agency and treasury notes and money market funds that mature within one year.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	March 31, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
	(in thousands)
Money market funds	$87,036	$87,036	$—	$—
U.S. Government bonds and notes	18,018	18,015	3	—

Total cash equivalents and marketable securities	105,054	105,051	3	—
Cash	19,234	—	—	—

Total cash, cash equivalents and marketable securities	$124,288	$105,051	$3	$—

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheets and classified as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Cash equivalents	$87,036	$76,962
Short-term marketable securities	18,018	18,032

Total cash equivalents and marketable securities	105,054	94,994
Cash	19,234	32,644

Total cash, cash equivalents and marketable securities	$124,288	$127,638

The Company invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market.

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$87,036	$87,036	$—	$—
U.S. government bonds and notes (2)	18,018	18,018	—	—

Total available-for-sale debt securities	$105,054	$105,054	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	U.S. government bonds and notes are included in marketable securities on the condensed consolidated balance sheet.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$76,962	$76,962	$—	$—
U.S. government bonds and notes (2)	18,032	18,032	—	—

Total available-for-sale debt securities	$94,994	$94,994	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	U.S. government bonds and notes are included in marketable securities on the condensed consolidated balance sheet.

6. Income taxes

Effective January 1, 2012, the Company’s new international structure became operational. The Company’s effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the partial valuation allowance on U.S. deferred tax assets, the utilization of R&D credits subject to the tentative minimum tax limitation and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

The Company’s effective income tax rate was 18% and 3% for the three months ended March 31, 2013 and 2012, respectively. The Company’s provision for income taxes was $1.0 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. In the first quarter of 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012. The impact on the financial statements from the additional credits is not material because of the partial valuation allowance on the U.S. deferred tax assets.

As of March 31, 2013, the Company had gross unrecognized tax benefits totaling $4.3 million. Approximately $3.4 million of the Company’s net unrecognized tax benefits, not including interest, if recognized, would affect its effective tax rate. One or more of these net unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the condensed consolidated statements of comprehensive income. As of March 31, 2013 and December 31, 2012, the Company had no accrued interest or penalties due to its net operating losses and tax credits available to offset any tax adjustments. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company evaluates both positive and negative evidence in determining the need for a valuation allowance, such as historical losses, recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources, and other risks inherent in the semiconductor industry. The Company gives significant weight to evidence that can be objectively verified. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. As of December 31, 2012, the Company released a valuation allowance of $2.0 million on U.S. federal deferred tax assets and had the remaining valuation allowance of $5.9 million on its U.S. deferred tax assets. With the Company’s recent earnings and anticipated future earnings, the Company believes it is reasonably possible that it may release some portion of the valuation allowance against its U.S. deferred income tax assets in the next 12 months. However, there can be no assurance of either the timing or amount of any reversal of the valuation allowance.

7. Earnings per share

Basic net income per share allocable to holders of common stock is computed by dividing the net income allocable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net income allocable to holders of common stock is calculated using the two-class method, as the Company previously issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings. Holders of the Company’s convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rates payable prior and in preference to any dividends on any shares of the Company’s common stock. After payment of these preferred stock dividends, any additional dividends were required to be distributed among the holders of convertible preferred stock and common stock pro rata (on an as-converted basis). The holders of the convertible preferred stock did not have a contractual obligation to share in Company’s losses. The Company considered its convertible preferred stock to be participating securities. The two-class method requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the holders of common and preferred stock based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing net income allocable to holders of common stock (after the reduction for any undeclared preferred stock dividends assuming the distribution of current income for the period) by the weighted average number of shares of common stock outstanding.

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

The Company is not required to present basic and diluted net income per share for securities other than its common stock. The following table sets forth the computation of basic and diluted net income per share under the two-class method attributable to common stockholders:

	Three months ended
	March 31,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$4,645	$4,169
Non-cumulative dividends to preferred stockholders	—	(1,498)
Undistributed earnings allocated to preferred stockholders	—	(2,469)

Net income - basic	4,645	202
Adjustment for undistributed earnings reallocated to the holders of common stock	—	399

Net income - diluted	$4,645	$601

Denominator:
Weighted average shares used in computing net income per share:
Basic	20,961	1,080
Weighted average effect of potentially dilutive securities:
Options to purchase common stock	2,275	2,752
Restricted stock units	4	—
Employee stock purchase plan	84	—

Diluted	23,324	3,832

Net income per share:
Basic	$0.22	$0.19

Diluted	$0.20	$0.16

Net income has been allocated to shares of common stock and shares of convertible preferred stock based on their respective rights to share in dividends.

The following potentially dilutive shares of common stock subject to options, restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have had an antidilutive effect:

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Options to purchase common stock	1,621	1,049
Convertible preferred stock (if-converted basis)	—	13,205
Common equivalent shares from preferred stock warrants	—	112
Restricted stock units	144	—

Total	1,765	14,366

8. Commitments and contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 2023. Rent expense for the three months ended March 31, 2013 and 2012 was $1.0 million and $0.4 million, respectively.

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

Pursuant to the lease agreement, the Company agreed to pay construction cost in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it is considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of March 31, 2013, the Company capitalized $9.4 million of assets as construction in progress, of which $0.3 million was incurred by the Company and $9.1 million incurred by the landlord. Upon execution of the lease agreement, the Company reimbursed the landlord $0.5 million for the construction cost in the form of a security deposit, and as a result, its corresponding liability of $8.6 million was reflected as a financing obligation for construction in progress on the condensed consolidated balance sheets. The table below reflects the full ten years lease commitment of the minimum lease payment obligation. The liability of $8.6 million recorded on the Company’s condensed consolidated balance sheets will offset the future minimum lease payments. As of March 31, 2013, the Company also recorded non-cash rental expense of $0.2 million associated with the lease of the land in which the construction project resides.

Future minimum lease payments under noncancelable leases as of March 31, 2013 were as follows:

Amount
Year ending December 31,	(in thousands)
2013 (remaining nine months)	$2,735
2014	4,490
2015	4,141
2016	4,262
2017	4,218
2018 and beyond	25,740

Total minimum lease payments	$45,586

Litigation

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The hearings on defendants’ demurrers are currently scheduled for May 17 and June 28, respectively. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The Company believes that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses it may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

From time to time, the Company may be involved in other legal actions arising in the ordinary course of business.

Purchase commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. The Company may cancel these purchase commitments at any time, however it is required to pay all costs incurred through the cancellation date. The Company rarely cancels these agreements once production has started. The Company had $27.4 million of open purchase commitments with its third-party foundries and other suppliers at March 31, 2013.

9. Capital stock

Common stock

Under the Company’s certificate of incorporation, it was authorized to issue 500,000,000 shares of common stock as of March 31, 2013 and December 31 2012. The holder of each share of common stock is entitled to one vote. Common stockholders are entitled to dividends when and if declared by the Board of Directors. Since inception, the Company has not declared any cash dividends.

As of March 31, 2013 and December 31, 2012, the Company had reserved shares of its common stock for future issuance as follows:

	March 31,	December 31,
	2013	2012
Shares reserved for stock options and restricted stock units	5,832,834	5,190,358
Shares reserved for employee stock purchase plan	477,133	268,505
Shares reserved for warrants	—	1,333

10. Warrants

In connection with the Company’s line of credit agreement with Silicon Valley Bank (“SVB”), the Company issued warrants to purchase 1,333 shares of Series E convertible preferred stock at per share exercise price of $3.67. Upon the close of the Company’s IPO on May 15, 2012, the warrants to purchase 1,333 shares of preferred stock were converted to warrants to purchase common stock. On February 20, 2013, SVB net exercised the warrants and the Company issued 976 shares to net settle the warrants. As of March 31, 2013, the warrants had been exercised in full and were no longer outstanding.

11. Stock-based compensation and awards

The following is a summary of option activity under the Company’s 2001 Stock Option Plan (the “2001 Plan”) and 2011 Equity Incentive Plan (the “2011 Plan”) for the three months ended March 31, 2013:

	Outstanding options
	Number of shares	Weighted average exercise price
Balances at December 31, 2012	4,568,309	$6.23
Options granted	1,004,333	14.40
Options exercised	(186,429)	4.37
Options cancelled	(387,311)	16.97

Balances at March 31, 2013	4,998,902	$7.11

The following is a summary of restricted stock units (“RSU”) activity for the three months ended March 31, 2013:

	Shares outstanding
	Number of shares	Weighted average grant price
Balance at December 31, 2012	17,500	$21.88
Shares granted	254,080	14.37

Balance at March 31, 2013	271,580	$14.86

The options granted and cancelled in the three months ended March 31, 2013 in the table above include options that were exchanged under the Company’s stock option exchange program. Pursuant to the exchange offer, the Company accepted for cancellation options to purchase an aggregate of 239,945 shares of its common stock, which were cancelled as of February 5, 2013, and, in exchange, granted new options to purchase an aggregate of 223,946 shares of its common stock. The exercise price per share of the new options granted in the offer was $14.79, the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on February 5, 2013. Each new grant began a new vesting period commencing on the date of grant over four years. The unamortized expense of the cancelled grants was added to the incremental grant date fair value of the replacement grants, and the combined value will be amortized over the vesting period of the new grant. The incremental grant date fair value of the replacement grants was approximately $0.2 million as of March 31, 2013.

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Cost of revenue	$69	$25
Research and development	476	142
Selling, general and administrative	772	370

	$1,317	$537

At March 31, 2013, the Company had $10.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock-based awards that it expects to recognize over a weighted average period of 3.2 years.

At March 31, 2013, total unrecognized estimated compensation expense related to unvested RSUs granted was $3.9 million, which is expected to be recognized over a weighted-average period of 3.8 years.

12. Borrowings

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

On July 6, 2011, the Company amended its line of credit agreement with Silicon Valley Bank. Among other changes, the amendment (i) increases the Company’s line of credit from $5.0 million to $10.0 million and extends the availability of the line until July 6, 2013; (ii) provides that the Company may borrow up to $2.0 million (of the $10.0 million) without reference to the value of its accounts receivable or purchase orders; (iii) changes the applicable interest rate on the line of credit to the following: (a) for prime rate loans, a range from the bank’s prime rate to the prime rate plus 0.35% per annum (the higher rate is applicable if the quick ratio falls below 1.25:1.00), or (b) for LIBOR loans, LIBOR plus 1.75% per annum; and (iv) replaces the credit facility’s financial tests based on net cash balances with a condition that the Company maintains a quick ratio of at least 1.25:1.00 (used to determine borrowing eligibility and interest rate). The amendment also removed the covenant that the Company maintains a quick ratio of 1.50:1.00 while equipment loans remain outstanding. The Company was in compliance with all covenants and no amounts were outstanding at March 31, 2013 and December 31, 2012. The line of credit expires in July 2013.

13. Segment and geographic information

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

Apple, one of the Company’s large OEMs, transitioned the majority of its business from the purchase of the Company’s processors to licensing of its processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize royalty revenue in 2012, which accounted for 8% and 38% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

Substantially all of the Company’s revenue was generated from the sale of its products to CMs and OEMs whose primary manufacturing operations and distributions are in Asia. Since the Company’s OEMs market and sell their products worldwide, the Company’s revenue by geographic location is not necessarily indicative of the geographic distribution of mobile device sales, but rather of where the mobile devices are manufactured. The following table sets forth reportable revenues by geographic regions:

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Revenues:
Korea	$29,766	$11,681
China	13,280	7,654
Other	113	53
United States	4,070	11,720

Total	$47,229	$31,108

ITEM 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto for the year ended December 31, 2012, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We recorded total revenue of $47.2 million and $31.1 million for the three months ended March 31, 2013 and 2012, respectively. We recorded net income of $4.6 million and $4.2 million for the three months ended March 31, 2013 and 2012, respectively.

We work with original equipment manufacturers (“OEMs”) to have our voice and audio processors designed into their products, which we refer to as design wins. Once our voice and audio processor is designed into a mobile device, we generally sell our processors to contract manufacturers (“CMs”) retained by OEMs on a purchase order basis and the CMs incorporate them into the mobile devices that they build for the OEMs. We sell a small portion of our products indirectly to OEMs through distributors. For a single OEM, we also license semiconductor intellectual property (“processor IP”), which that OEM has integrated into certain of its mobile phones and we began to recognize royalty revenue for the use of our processor IP from this OEM in 2012. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products up to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

Business factors affecting our performance

Creation of voice and audio improvement as a new category for users. Our success will depend, in part, on increasing market awareness among OEMs, mobile network operators (“MNOs”), operating system companies and applications vendors of the importance of voice and audio quality on the user experience. User demand for new levels of voice and audio quality will depend on our ability to provide solutions that continue to improve the user experience and our ability to convey the impact of our solutions on the mobile device ecosystem.

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

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Samsung and Apple accounted for 62% and 26% of total revenue for the three months ended March 31, 2013, respectively. Samsung, Apple, and Foxconn accounted for 36%, 38% and 18% of total revenue for the three months ended March 31, 2012, respectively. With respect to their 2011 model of its mobile phone, Apple transitioned from the purchase of our processors to the licensing of our processor IP for loyalty revenue. We began to recognize royalty revenue in 2012, which accounted for 8% and 38% of total revenue for the three months ended March 31, 2013 and 2012, respectively. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three months ended March 31, 2013 and 2012.

While we strive to expand and diversify our base of OEMs and we expect our customer concentration to decline over time, we anticipate that sales to a limited number of OEMs will continue to account for a significant percentage of our total revenue for the foreseeable future. Our customer concentration may cause our financial performance to fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of these OEMs and the success of their products. The loss of or any significant decline in sales to these OEMs may have an adverse effect on our financial condition and results of operations.

Pricing and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in OEM concentration and product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs and inventory write-downs, if any. In general, products with higher performance and a higher number of features tend to be priced higher and have higher gross margins. We expect our gross margin to fluctuate over time, in part from the impact of competitive pricing pressure. Erosion of average selling prices as products mature is typical in the semiconductor industry. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. As a normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices, our gross margin will decline.

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

Our arrangement with one of our OEMs

On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement with this OEM, we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from Foxconn and Protek (Shanghai) Limited and its affiliates (collectively, “Protek”); however, we cannot assure you that Foxconn and Protek will continue to purchase our processors in similar volumes, or at all. To date, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In the first quarter of 2012, we began to recognize royalty revenue for the use of our processor IP in this OEM’s 2011 model of its mobile phones. In comparison to a business model with OEMs that purchase our processors on a stand-alone basis to incorporate into their mobile devices, the licensing of our processor IP represents a multi-year process, and we may not receive royalties for several years, if at all, after we agree to license our processor IP.

We granted a similar license to this OEM for the 2012 model of its mobile phones; however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. We and the OEM amended the statement of work for this generation of processor IP in March 2012 and we made available the processor IP in the spring of 2012. For this new generation of our processor IP that we agreed to license to this OEM, the royalty revenue is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which that processor IP is integrated. In September 2012, we concluded and announced our belief that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phone. Based on this OEM’s November 2012 and February 2013 royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our royalty revenue declined substantially in the three months ended December 31, 2012 and we expect it to continue to decline. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed.

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

We recognize royalty revenue on the basis of the number of mobile phones sold that incorporate our processor IP. We are reliant on the accuracy of shipment reports, which we receive no later than 45 days after the OEM’s fiscal quarter end, in order to calculate our royalty revenue. Our royalty revenue recognition lags the sales of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate and we have no experience in testing and evaluating the accuracy of the data we will receive. Our royalty revenue declined substantially in the fourth quarter of 2012 and the first quarter of 2013 and we expect it to continue to decline. In addition, we believe that it is unlikely that this OEM will enable our processor IP or license new processor IP for future mobile phones or other devices.

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

Cost of revenue and gross margin

The largest components of our cost of revenue are costs of materials and outsourced manufacturing costs for the silicon wafer fabrication, assembly, packaging and test of our voice and audio processors. To a lesser extent, cost of revenue also includes expenses relating to cost of personnel, stock-based compensation, logistics and quality assurance, royalty expense, shipping, provisions for excess and obsolete inventories, if any, and an allocation of overhead. We intend to continue to manage our cost of revenue through both cost improvements and economies of scale.

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

Research and development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include nonrecurring engineering expenses, product prototypes, external test and characterization expenses, depreciation, amortization of design tool software licenses and allocated overhead expenses. We also outsource portions of our research and development activities. We record all research and development expenses as incurred, except for capital equipment, which we depreciate over its estimated useful life. We have engineering development teams in the United States and India and outsourced engineering teams in the United States and India. In 2012, we opened our own design center outside of the United States and reduced the extent to which we rely on outsourced research and development teams. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions. Historically, from time to time, one of our OEMs retained us to provide nonrecurring engineering services, which enhanced our proprietary technology. This OEM reimbursed us at contractually predetermined rates for the costs we incur to provide these services. We applied these cost reimbursements against research and development expense when acceptance occurred, which was generally upon cash receipt.

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

Other expense, net

Although a majority of our sales are outside of the United States, we incur a substantial majority of our expenses and receive all of our revenue in U.S. dollars. As a result, our foreign currency related expense and income has not been material to date.

Income tax expense

Effective January 1, 2012, our new international structure became operational. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the partial valuation allowance release on U.S. federal deferred tax assets, the utilization of U.S. R&D credits subject to the tentative minimum tax limitation and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

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

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of operations

Comparison of the three months ended March 31, 2013 and 2012

The following sets forth our operating results for the three months ended March 31, 2013 and 2012. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Revenue:
Hardware	$43,668	$19,409	$24,259	125%
% of total revenue	92%	62%
Licensing	3,561	11,699	(8,138)	-70%
% of total revenue	8%	38%

Total revenue	$47,229	$31,108	$16,121	52%

Hardware revenue for the three months ended March 31, 2013 was $43.7 million, compared to $19.4 million for the three months ended March 31, 2012, an increase of $24.3 million, or 125%. The increase was due primarily to an $18.3 million increase in sales of our voice and audio processors to Samsung.

Licensing revenue for the three months ended March 31, 2013 was $3.6 million, compared to $11.7 million for the three months ended March 31, 2012. The decrease in licensing revenue for the three months ended March 31, 2013 was the result of declining demand for the OEM’s 2011 model mobile phones after the introduction of the OEM’s 2012 model, in which our processor IP is not enabled.

For the three months ended March 31, 2013, Samsung and Apple revenue accounted for 62% and 26% of total revenue, respectively. For the three months ended March 31, 2012, revenue from Samsung, Apple and Foxconn accounted for 36%, 38% and 18% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue for the three months ended March 31, 2013 and 2012.

Revenue by geography

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Korea	$29,766	$11,681	$18,085	155%
China	13,280	7,654	5,626	74%
Other	113	53	60	113%
United States	4,070	11,720	(7,650)	-65%

Total revenue	$47,229	$31,108	$16,121	52%

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. Revenue generated in Asia represented 91% and 62% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Revenue generated in Korea increased $18.1 million for the three months ended March 31, 2013 compared to the same period in 2012 and was primarily due to the increase in sales of our voice and audio processors to Samsung.

Revenue generated in United States, which primarily comprised of our licensing revenue, represented 9% and 38% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Revenue generated in the United States decreased $7.7 million for the three months ended March 31, 2013 compared to the same period in 2012 and was primarily due to the result of declining sales of the OEM’s prior mobile phone models after the introduction of the OEM’s 2012 model, in which our processor IP is not enabled.

Cost of revenue and gross profit

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$21,720	$13,419	$8,301	62%
% of total revenue	46%	43%
Gross profit	$25,509	$17,689	$7,820	44%
% of total revenue	54%	57%

Cost of revenue for the three months ended March 31, 2013 was $21.7 million, compared to $13.4 million for the three months ended March 31, 2012, an increase of $8.3 million, or 62%. The increase was primarily due to increased sales volume of our processors. Gross margin was 54% and 57% for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross margin percentage was due to lower royalty revenue which has a higher gross margin percentage than hardware revenue.

Operating expenses

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Research and development	$9,450	$5,668	$3,782	67%
% of total revenue	20%	18%
Selling, general and administrative	10,345	7,524	2,821	37%
% of total revenue	22%	24%

Total operating expenses	$19,795	$13,192	$6,603	50%

Research and development. Research and development expenses for the three months ended March 31, 2013 were $9.5 million, compared to $5.7 million for the three months ended March 31, 2012, an increase of $3.8 million, or 67%. The increase was primarily due to additional headcount resulting in a $1.9 million increase in salaries, employee-related benefits and stock-based compensation expense. Facility costs increased $0.5 million primarily due to India design center facilities lease that started in July 2012 and also to support the overall increased headcount. Licensing costs increased $0.3 million in order to support research and development initiatives. Additionally, our research and development expense reimbursements decreased $1.2 million for cash received for the performance of nonrecurring engineering work. These increases were offset by a $0.4 million decrease in professional and consulting services.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2013 were $10.3 million, compared to $7.5 million for the three months ended March 31, 2012, an increase of $2.8 million, or 37%. The increase was primarily due to additional headcount resulting in a $1.5 million increase in salaries, employee-related benefits and stock-based compensation expense and $0.2 million increase in facility costs primarily to support the increased headcount. In addition, legal and consulting services increased $0.6 million primarily due to the compliance costs associated with being a public company and other matters.

Other expense, net

	Three months ended March 31,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(75)	$(208)	$133	-64%

Other expense, net for the three months ended March 31, 2013 was an expense of $75,000, compared to an expense of $208,000 for the three months ended March 31, 2012, a decrease of $133,000 or 64%. The decrease was primarily due to mark-to-market adjustments in the fair value of our convertible stock warrants in 2012.

Income tax expense

Income tax expense for the three months ended March 31, 2013 was $1.0 million, compared to $0.1 million for the three months ended March 31, 2012. The increase was primarily related to income taxes in the United States as a result of the limitation on the Company’s use of its R&D credits to offset its U.S. taxable income.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of March 31, 2013, we had an accumulated deficit of $21.9 million. We have funded our operations primarily with proceeds from the sale of an aggregate of $74.3 million of convertible preferred stock, which converted to our common stock on May 15, 2012 in connection with our initial public offering (“IPO”).

On May 15, 2012, we closed our IPO with total gross proceeds from the offering of $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us were approximately $91.5 million before offering expenses. As of March 31, 2013, we had cash and cash equivalents of $106.3 million, marketable securities of $18.0 million, no debt and future lease payment obligations of $45.6 million.

As of March 31, 2013, we had access to a $10.0 million revolving line of credit, with available funds based on eligible accounts receivable and customer purchase orders. As of March 31, 2013, we had no outstanding borrowings under this line of credit. Our master loan agreement for our revolving line of credit contains covenants with which we were in compliance as of March 31, 2013. The line of credit expires in July 2013.

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

Our cash flows for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(2,995)	$3,795
Net cash used in investing activities	(1,755)	(700)
Net cash provided by (used in) financing activities	1,414	(320)
Effect of exchange rate on cash and cash equivalents	—	(52)

Net increase (decrease) in cash and cash equivalents	(3,336)	2,723
Cash and cash equivalents:
Beginning of period	109,606	15,983

End of period	$106,270	$18,706

Cash flows from operating activities. Net cash used in operating activities of $3.0 million for the three months ended March 31, 2013 was primarily attributable to increases in account receivable of $7.3 million and was due to the timing of sales to collections, increases in inventories of $2.7 million to satisfy anticipated demand of our sales, and excess tax benefits from stock options of $0.6 million. The Cash used in operating activities were partially offset by net income of $4.6 million and non-cash items, such as stock-based compensation of $1.3 million and depreciation and amortization expense of $0.6 million.

Net cash provided by operating activities of $3.8 million for the three months ended March 31, 2012 was primarily attributable to net income of $4.2 million, an increase in accounts payable of $1.1 million due to the timing of the payments, and non-cash items, such as the write-down of inventory to its net realizable value of $0.9 million and stock-based compensation of $0.5 million. This was partially offset by increases in other assets of $1.5 million and inventories of $0.9 million.

Cash flows from investing activities. Net cash used in investing activities for the three months ended March 31, 2013 of $1.8 million consisted primarily the purchase of marketable securities of $7.0 million and the purchase of property and equipment of $1.7 million primarily due to the implementation of our enterprise resources planning (“ERP”) system and additional system infrastructure to support the ERP system. These purchases were offset by the proceeds from the sale and maturities of marketable securities of $7.0 million.

Net cash used in investing activities for the three months ended March 31, 2012 consisted of the purchase of property and equipment of $0.7 million to support the growth of our business.

Cash flows from financing activities. Net cash provided by financing activities of $1.4 million for three months ended March 31, 2013 was primarily due to proceeds from the exercise of employee stock options of $0.8 million and excess tax benefits from stock options of $0.6 million. The excess tax benefits reflected as a financing cash inflow represents excess tax benefits realized relating to share-based payments to our employees and directors, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Net cash used in financing activities of $0.3 million for the three months ended March 31, 2012 was primarily due to the payment of deferred offering costs of $0.6 million in connection with our IPO, partially offset by the exercise of employee stock options of $0.3 million.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual obligations and commitments

As of March 31, 2013, we had purchase obligations with our third-party foundries and other suppliers of $27.4 million due within one year, and no purchase obligations due after one year.

On June 5, 2012, we entered into a lease agreement for our future headquarters, which will consist of 87,565 square feet in Mountain View, California. The facility is in the process of being constructed. The commencement date of the lease is dependent on the project completion which is expected to be in the fourth quarter of 2013. The lease term is for ten years with an option to extend for an additional five years. We agreed to pay construction cost in excess of a certain amount, and we have certain indemnification obligations related to the construction. As a result of our involvement during the construction period, we are considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of March 31, 2013, we capitalized $9.4 million of assets as construction in progress, of which $0.3 million was incurred by us and $9.1 million incurred by the landlord. Upon execution of the lease agreement, we reimbursed the landlord $0.5 million for the construction cost in the form of a security deposit, and as a result, its corresponding liability of $8.6 million was reflected as a financing obligation for construction in progress on the condensed consolidated balance sheets. The liability of $8.6 million recorded on our condensed consolidated balance sheets will offset our future minimum lease payments.

Recent accounting pronouncements

In February 2013, the FASB issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (“AOCI”) to net income. This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within our consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective for our interim period ended March 31, 2013. We adopted this guidance and the adoption did not have a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2013, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of March 31, 2013.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

We had cash and cash equivalents of $106.3 million as of March 31, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. We also had an investment portfolio of $18.0 million as of March 31, 2013, consisting of variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds and U.S. government bonds and notes. These investments are classified as available-for-sales and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as component of accumulated other comprehensive income in stockholders’ equity. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

ITEM 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The hearings on defendants’ demurrers are currently scheduled for May 17 and June 28, respectively. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

For the three months ended March 31, 2013 and 2012, Samsung accounted for 62% and 36% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. We operate under purchase orders from Samsung and do not have a supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us and may seek second sources. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

In the past, we were substantially dependent on Apple and its CMs for our revenue. Our relationship with this OEM is undergoing a significant transition, which may have a material and negative effect on our business, financial condition, operating results and cash flows.

We sell our products to Apple and also license our processor IP to this OEM. For the three months March 31, 2013, Apple accounted for 26% of our total revenue. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sell custom processors to Foxconn and Protek and license our processor IP to this OEM for mobile phones. Based on this OEM’s November 2012 and February 2013 royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our royalty revenue declined substantially commencing in the three months ended December 31, 2012 and we expect it to continue to decline thereafter. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed. In the event that we do not receive royalties from new generations of this OEM’s mobile devices and the demand for the mobile devices in which our processor IP is currently enabled declines, our revenue and profits will suffer. Although we may replace the revenue with processor sales to other OEMs, our gross margins may decline as we incur expenses for manufacturing those processors that we do not incur with processor IP.

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

Our royalty revenue from this OEM lags the sales of its mobile phones that integrate and enable our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

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

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income in the three months ended March 31, 2013, the years 2012, 2011 and 2010 of $4.6 million, $15.6 million, $8.3 million and $4.8 million, respectively, we incurred net losses of $16.8 million in 2009 and $14.5 million in 2008. As of March 31, 2013, our accumulated deficit was $21.9 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we have been profitable since 2010, we may not be able to sustain profitability in the future. Failure to sustain profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

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

Other factors that are difficult to predict and that may affect our operating results include:

•	the timing and magnitude of shipments of our processors and the sale of mobile devices that have integrated and enabled our processor IP in each quarter;

•	the extent to which and the timing of when our OEMs launch new mobile devices incorporating our voice and audio processors;

•	deferral of purchases of existing mobile devices in anticipation of new devices from our OEMs;

•	the introduction of new mobile device operating systems or upgrades and their impact on sales of existing mobile devices;

•	the timing of product introductions or upgrades or announcements by us or our competitors;

•	the gain or loss of one or more design wins with one or more significant OEMs;

•	fluctuations in demand and prices for our voice and audio processors;

•	increases in the cost to manufacture, assemble and test our processors;

•	OEMs overbuilding inventories of mobile devices and reducing purchases of our processors as they sell their excess inventory;

•	efforts to reduce the cost and/or the bill of materials of OEMs’ mobile devices and the impact on our pricing;

•	our ability to anticipate changing demands and develop new technologies, products and improvements that meet OEM and MNO requirements on a timely basis;

•	production delays as a result of manufacturing capacity or quality issues;

•	unanticipated sales return reserves or charges for excess or obsolete inventory;

•	changes in industry standards in the mobile device industry;

•	any change in the competitive landscape of our industry, including consolidation or the emergence of new competitors;

•	general economic conditions in the markets in which we operate; and

•	other factors outside of our control.

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

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. We provide voice and audio processors, and have begun providing audio codecs to compete in the mobile device component market. In the future, we may elect to expand our offerings to include other subsystem components and we would need to compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or software solutions with other functionalities and compete with us.

We currently face competition from a number of established companies that produce components or software for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Maxim, ON Semiconductor, Qualcomm, Texas Instruments, Wolfson, DSP Group and Yamaha. We also face competition from smaller, privately held companies and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. OEMs may seek to reduce the number of processors in their mobile devices and incorporate the functionality of our voice and audio processors into the central processing units of their mobile devices. OEMs may also internally develop or rely on third-party suppliers to provide central processing units that combine multiple functionalities, including those provided by our processors, which could reduce the demand for our processors and adversely impact our business, financial condition, operating results and cash flows.

Many of our well established current and potential competitors have longer operating histories, greater brand awareness, a more diversified OEM base, a longer history of selling voice and audio subsystem components to OEMs and significantly greater financial, technical, sales, marketing and other resources than we have. As a result of their established presence in the industry, some of our competitors have substantial control and influence over future trends in the industry, including acceptance of a particular industry standard or competing technology. Many of our competitors benefit from long-standing relationships selling voice and audio subsystem components to key decision makers at many of our current and prospective OEMs. Our competitors may be able to leverage these existing OEM relationships to persuade our current and potential OEMs to purchase our competitors’ products, regardless of the performance or features of our processors. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, which could allow them to introduce new technologies and products to the market faster than we can. In addition, the lack of widely accepted objective measures and testing standards for sound quality may make it difficult for OEMs and MNOs to assess the benefits of our solutions or differentiate our solutions from those of our competitors. Because many of our competitors have greater resources than we have and are able to offer a more diversified and comprehensive bundle of products and services, these competitors may be able to adopt more aggressive pricing policies than we can, through which they could deliver competitive products or technologies at a lower price than our processors. Due to the larger production and sales volumes enjoyed by our larger competitors across multiple product families, our competitors may be able to negotiate price reductions, production dates and other concessions from their suppliers that we cannot. If our competitors are able to undercut our prices and/or improve their product performance, we may be unable to remain competitive in the industry and lose sales or be forced to reduce our selling prices. This could result in reduced gross margins, increased sales and marketing expenses or our failure to increase or maintain market segment share, any of which could seriously harm our business, financial condition, operating results and cash flows.

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

Our processors are designed to address the sound quality challenges faced by users with their mobile devices. OEMs and MNOs may decide that the costs of improving sound quality outweigh the benefits, which could limit demand for our solutions. Users may also be satisfied with existing sound quality or blame poor quality on their MNOs’ networks. The market for our products is evolving rapidly and is technologically challenging, and our future financial performance will depend in large part on growth of this market and our ability to adapt to user, OEM and MNO demands. Our current products are primarily focused on improving the sound quality of mobile devices. Consequently, we are vulnerable to fluctuations in or the absence of demand for products that improve sound quality. A number of factors could adversely affect the growth in the market or the demand for our products, including the following:

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

We compete in a market characterized by rapid technological change, frequent new product introductions, changing OEM needs, evolving MNO requirements and increasing user demands. We expect technical requirements of voice and audio solutions in mobile devices to evolve rapidly. Improvements in existing technologies and applications may reduce or eliminate the need for our products or our competitors may improve their product performance. The role played by our products may also be filled by products combining voice and audio processing and other aspects of the voice and audio subsystem. Improvements in other emerging technologies, such as reduction of background noise through MNO network components, could have a similar effect. Our future growth depends on our ability to anticipate future market needs and to successfully design, develop, market and sell new products that provide increasingly higher levels of user experience, performance, functionality and reliability that meet the cost expectations of our OEMs. We may also need to expand our product portfolio to perform some of the other functions of the voice and audio subsystems in mobile devices to achieve widespread market acceptance. Developing our products is expensive and the development investment may involve a long payback cycle. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and extend our competitive position.

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

The largest component of our cost of revenue is production costs of our processors. We have made, and expect to continue to make, significant efforts to reduce the cost of our processors, including but not limited to wafer costs. Our processors are fabricated by TSMC and GLOBALFOUNDRIES Inc. (“GlobalFoundries”), for both which we are not a large customer. We rely on third parties, such as Signetics Corporation for assembly, packaging and test. The low volume of our orders relative to other customers at these suppliers makes it difficult for us to control the cost of the fabrication of our processors. As compared to our larger competitors, we typically do not purchase a sufficiently high volume of wafers and services to obtain the discounts that our larger competitors may be able to obtain from their foundries and other suppliers. We do not have long-term supply contracts with our suppliers. If we are unable to reduce, or maintain controls over, our cost of manufacturing relative to our selling prices, our business, financial condition, operating results and cash flows could be materially and adversely impacted.

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

Sales of our processors are generally based on purchase orders with our OEMs rather than long-term purchase commitments. As a result, it is difficult to accurately forecast OEM demand for future periods. Our primary foundry, TSMC, produces silicon wafers for other fabless semiconductor companies in volumes that are far greater than ours. We do not have supply or timing commitments from TSMC or GlobalFoundries and our production orders are typically filled on a delayed basis as production capacity becomes available between larger orders. In order to secure foundry space for the production of our processors on a timely basis and to ensure that we have sufficient inventory to meet our OEMs’ demands, we place orders with TSMC and GlobalFoundries well in advance of receipt of OEM orders. If we inaccurately forecast demand for our processors, we may have excess or inadequate inventory or incur cancellation charges or penalties. Excess inventory levels could result in unexpected charges to operations that could adversely impact our business, financial condition, operating results and cash flows. Conversely, inadequate inventory levels could cause us to forego revenue opportunities, potentially lose market segment share and harm our OEM relationships. As we continue to introduce new products, we may need to achieve volume production rapidly. We may need to increase our wafer purchases, foundry capacity and assembly, packaging and test operations if we experience increased demand. The inability of TSMC or GlobalFoundries, as the case may be, to provide us with adequate supplies of our processors on a timely basis, or an inability to obtain adequate quantities of wafers or packages, could cause a delay in our order fulfillment and could interfere with our ability to generate revenue.

We rely on a limited number of manufacturing, assembly, packaging and test, as well as logistics, contractors, in some cases single sources, and any disruption or termination of these arrangements could delay shipments of our voice and audio processors and reduce our revenue.

We rely on a limited number of contractors for several key functions in producing our processors, including the processors themselves, which are primarily manufactured by TSMC and to a lesser extent by GlobalFoundries. We also rely on third parties, such as Signetics and STATSChipPAC, for assembly, packaging, testing and warehousing, and other contractors for logistics. This reliance on a limited number of contractors involves several risks, including:

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

We currently rely primarily on TSMC to manufacture our processors and to a lesser extent, GlobalFoundries. Our reliance on TSMC and GlobalFoundries reduces our control over the fabrication process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with TSMC and GlobalFoundries effectively, or if TSMC or GlobalFoundries experiences delays, disruptions, capacity constraints or yield problems in its operations, our ability to ship products to our OEMs could be impaired and our competitive position and reputation could be harmed. We do not have a supply agreement with TSMC or GlobalFoundries and neither of them is under any obligation to continue to supply us at all or at the capacity we need. We are a relatively small customer of each of TSMC and GlobalFoundries and, in times of capacity constraint, we may not receive the capacity allocation we need. If TSMC or GlobalFoundries, as the case may be, is unwilling or unable to meet our production requirements, we would be required to engage a new foundry. Qualifying a new foundry and commencing volume production would be expensive and time consuming. While we have engaged GlobalFoundries to produce some of our products, the transfer of additional products that we currently produce at TSMC to GlobalFoundries or vice versa may require significant redesign of such processors. Any redesign may take nine months or more to complete and may involve further delays if such redesigned products do not meet our or our OEMs’ performance specifications. If we are required to change foundries or move between production lines of a particular foundry or other supplier for any reason, this could disrupt the supply of our processors and increase our costs.

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

Our voice and audio processors may fail to meet OEM or mobile network operator (“MNO”) specifications or may contain undetected software or hardware defects that might result in liability to us or our OEMs or MNOs, harm to our reputation, a loss of OEMs and a reduction in our revenue.

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

We have sought to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of our U.S. and international income changes for any reason, or if U.S. or international tax laws were to change in the future. In particular, a majority of our revenue is generated from customers located outside the U.S. Foreign withholding taxes and U.S. income taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the administration has considered initiatives which could substantially reduce our ability to defer U.S. taxes including: limitations on deferral of U.S. taxation of foreign earnings eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations. We cannot assure you that our effective tax rate will not increase in the future.

We may not be able to sustain or manage any future growth effectively. If we fail to manage our growth effectively, we may be unable to execute our business plan, sell our voice and audio solutions successfully and adequately address competitive challenges. As a result, our business, financial condition, operating results and cash flows may suffer.

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. We have also expanded our international operations and as of March 31, 2013 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

The implementation of our new enterprise resource planning system could disrupt our business and adversely affect our financial results.

In the fourth quarter of 2012, we began the implementation of our solution for a new enterprise resource planning system (“ERP”). We started utilizing the new system in the second quarter of 2013. We may experience difficulties in implementing the ERP, and we may fail to obtain the risk mitigation benefits that the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to report our financial results timely and accurately, timely ship and track product orders to our customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

Our business is vulnerable to interruption by events beyond our control, including earthquakes, fire, floods, disease outbreaks and other catastrophic events.

Our corporate headquarters and the operations of our key OEMs, foundries and third-party contractors which we rely on for assembly, packaging, testing, warehousing and logistics are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay area, China, Japan, Singapore, Hong Kong and Taiwan. Our finished goods inventory of processors for many of our OEMs, including Samsung, is warehoused at a single facility located in this area, and any catastrophic loss to this facility could significantly disrupt our operations and delay shipments and revenue. A significant natural disaster, such as an earthquake, tsunami, fire or flood, or other catastrophic event such as disease outbreak, could have a material adverse impact on our business, financial condition, operating results and cash flows. In the event that any of our OEMs’ or MNOs’ information technology systems, manufacturing facilities or logistics abilities are impeded by any of these events, shipments could be delayed and we could miss key financial targets, including revenue and earnings estimates, for a particular quarter.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of March 31, 2013, we had 22 issued U.S. patents, 93 pending U.S. patent applications, 48 pending foreign patent applications and five issued foreign patents. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Our use of “open source” software presents risks that could have an adverse effect on our intellectual property rights and on our business.

We may use software licensed for use from third-party authors under open source licenses in certain of our products. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and in less time and result in a loss of product sales for us. It is possible that our use of open source software may trigger the foregoing requirements. Furthermore, there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business, financial condition, operating results and cash flows.

Failure to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We have only implemented our FCPA compliance program in the last year and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anticorruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

The trading prices of our common stock have been highly volatile and could be highly volatile in the future due to a number of factors. For example, since our IPO, the closing sale prices of our common stock ranged from a low of $5.62 to a high of $22.36. Factors that could affect the trading price of our common stock, some of which are outside of our control, include the following:

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our initial public offering (“IPO”). An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The amended complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The hearings on defendants’ demurrers are currently scheduled for May 17 and June 28, respectively. On April 3, 2013, the outside members of our board of directors and the underwriters were dismissed without prejudice. The Company believes that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses it may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

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

The trading market for our common stock will depend in part on any research and reports that securities or industry analysts publish about us or our business. A small number of securities analysts’ commenced coverage of us after the closing of our IPO. If one or more securities or industry analysts downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. For example, following our announcement in September 2012 that we believed it would be unlikely that Apple would enable our processor IP in the 2012 model of its mobile phones, securities analysts downgraded our stock and the trading price of our common stock declined significantly. If one or more of these analysts stops coverage of us or fails to publish reports on us regularly, demand for our stock could decrease which could cause our stock price and trading volume to decline.

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

We will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each year beginning with the year ending December 31, 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, once we are no longer an emerging growth company as defined in the JOBS Act, an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), as well as rules implemented by the SEC and the NASDAQ Global Select Market. Although we may benefit from some of the disclosure and attestation deferrals for the period in which we remain an emerging growth company under the JOBS Act, we do not expect those deferrals to materially alter the costs and burdens we will experience as a public company. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

New disclosure requirements under the new provisions of the Dodd-Frank Act relating to “conflict minerals” could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and stockholders.

The Dodd-Frank Act imposes new disclosure requirements regarding the use of certain minerals and metals, known as “conflict minerals,” mined from the Democratic Republic of the Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements require us to engage in due diligence efforts beginning in 2013 to ascertain and disclose the origin of some of the raw materials used in our products. Initial disclosures will be required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year. We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of materials used in our products and other potential changes to our products, processes or sources of supply as a consequence of such due diligence. The implementation of these requirements and our compliance procedures could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that the foundries that manufacture our products will be able to obtain sufficient quantities of materials from such suppliers or at competitive prices. Also, our reputation with our customers and our stockholders could be damaged if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for the materials used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the Democratic Republic of the Congo or adjoining countries, certain of our customers may discontinue or reduce purchases of our products, which could materially and adversely affect our financial condition, results of operations and cash flows.

Insiders have substantial control over us, which could limit your ability to influence corporate matters.

As of March 31, 2013, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 60.2% of our outstanding common stock. As a result, these stockholders, if acting together, are able to determine all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to control the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 6. Exhibits

Exhibit number		Incorporated by reference herein
	Description	Form	Date

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.

10.5#	2011 Employee Stock Purchase Plan, as amended, and form of agreements used thereunder.

21.1	Subsidiaries.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: May 9, 2013	By:	/s/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: May 9, 2013	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit number		Incorporated by reference herein
	Description	Form	Date

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.

10.5#	2011 Employee Stock Purchase Plan, as amended, and form of agreements used thereunder.

21.1	Subsidiaries.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.