Form 10-Q
period 2013-06-30
AUDIENCE INC
filed 2013-08-12
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at June 30, 2013 was: 21,424,518.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

Audience, Inc.

Condensed consolidated balance sheets

(in thousands, except for share data)

(unaudited)

	June 30. 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$103,191	$109,606
Restricted cash	170	—
Marketable securities	25,880	18,032
Accounts receivable, net of allowance for sales returns of $0 and $0, respectively	12,837	12,926
Inventories	22,651	13,266
Other current assets	4,806	3,669

Total current assets	169,535	157,499
Property and equipment, net	21,314	11,801
Other noncurrent assets	1,134	1,389
Restricted cash - noncurrent portion	—	170

Total assets	$191,983	$170,859

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,076	$9,745
Accrued and other current liabilities	10,836	9,228
Deferred credits and income	676	285
Financing obligation for construction in progress	12,958	5,290

Total current liabilities	31,546	24,548
Taxes payable - noncurrent	670	376

Total liabilities	32,216	24,924

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock:
$0.001 par value - 50,000,000 shares authorized and no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock:
$0.001 par value - 500,000,000 shares authorized and 21,424,518 shares issued and outstanding at June 30, 2013; 500,000,000 shares authorized and 20,862,845 shares issued and outstanding at December 31, 2012	21	21
Additional paid-in capital	178,985	172,461
Accumulated other comprehensive income (loss)	(1)	3
Accumulated deficit	(19,238)	(26,550)

Total stockholders’ equity	159,767	145,935

Total liabilities and stockholders’ equity	$191,983	$170,859

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of comprehensive income

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Hardware	$42,788	$21,144	$86,456	$40,553
Licensing	2,521	12,213	6,082	23,912

Total revenue	45,309	33,357	92,538	64,465
Cost of revenue	18,562	12,618	40,282	26,037

Gross profit	26,747	20,739	52,256	38,428
Operating expenses:
Research and development	10,349	7,878	19,799	13,546
Selling, general and administrative	10,793	8,147	21,138	15,671

Total operating expenses	21,142	16,025	40,937	29,217

Income from operations	5,605	4,714	11,319	9,211
Interest income, net	37	10	91	13
Other expense, net	(84)	(257)	(159)	(465)

Income before income taxes	5,558	4,467	11,251	8,759
Income tax expense	2,891	142	3,939	265

Net income	2,667	4,325	7,312	8,494
Non-cumulative dividends to preferred stockholders	—	(749)	—	(2,248)
Undistributed earnings allocated to preferred stockholders	—	(1,307)	—	(3,835)

Net income attributable to common stockholders - basic	2,667	2,269	7,312	2,411
Adjustment for undistributed earnings reallocated to the holders of common stock	—	187	—	604

Net income attributable to common stockholders - diluted	$2,667	$2,456	$7,312	$3,015

Net income per share:
Basic	$0.13	$0.20	$0.35	$0.39

Diluted	$0.11	$0.17	$0.32	$0.33

Weighted average shares used in computing net income per share:
Basic	21,240	11,343	21,101	6,202

Diluted	23,230	14,330	23,157	9,211

Other comprehensive income:
Foreign currency translation adjustments, net of tax	$—	$83	$—	$31
Unrealized loss on marketable securities, net	(4)	—	(4)	—

Total comprehensive income	$2,663	$4,408	$7,308	$8,525

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$7,312	$8,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,371	630
Write-down of inventory to net realizable value	313	370
Change in fair value of convertible preferred stock warrants	—	290
Stock-based compensation	2,643	1,128
Excess tax benefit from stock options	(1,005)	—
Loss on disposal of property and equipment	3	—
Amortization/accretion of marketable securities	45	—
Non-cash rent expense	431	—
Changes in assets and liabilities:
Accounts receivable	89	(1,240)
Inventories	(9,698)	1,342
Other assets	(883)	(2,018)
Accounts payable	(2,668)	(809)
Accrued and other liabilities	2,477	1,019
Deferred credits and income	391	(17)

Net cash provided by operating activities	821	9,189

Cash flows from investing activities
Purchases of property and equipment	(3,219)	(2,015)
Purchases of marketable securities	(17,897)	—
Proceeds from sales and maturities of marketable securities	10,000	—

Net cash used in investing activities	(11,116)	(2,015)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	91,548
Proceeds from exercise of preferred stock warrants	—	400
Proceeds from exercise of stock options and employee stock purchase plan	2,875	484
Excess tax benefit from stock options	1,005	—
Payment in connection with initial public offering	—	(2,940)
Repayment of equipment term loan	—	(102)

Net cash provided by financing activities	3,880	89,390

Effect of exchange rate change on cash and cash equivalents	—	31

Net increase (decrease) in cash and cash equivalents	(6,415)	96,595
Cash and cash equivalents
Beginning of period	109,606	15,983

End of period	$103,191	$112,578

Supplemental disclosures:
Non-cash obligation for property, plant and equipment	$7,668	$—
Conversion of convertible preferred stock to common stock	$—	$74,348
Conversion of preferred stock warrants to common stock warrants	$—	$23

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Notes to condensed consolidated financial statements

(unaudited)

1. Formation and business of Audience, Inc.

Audience, Inc. (the “Company” or “Audience”) was incorporated in the State of California in July 2000 and subsequently reincorporated in the State of Delaware in June 2011. In June 2002, the Company changed its name from Applied Neurosystems Corporation to Audience, Inc. On May 15, 2012, the Company closed its initial public offering (“IPO”) and it listed its common stock on the NASDAQ Global Select Market under the symbol “ADNC.”

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of the Company’s financial statements for interim periods in conformity with U.S. generally accepted accounting principles (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the “Notes to consolidated financial statements” in its Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Concentration of risk

As of June 30, 2013, two customers accounted for 59% and 26% of total accounts receivable. As of December 31, 2012, four customers accounted for 36%, 21%, 19% and 13% of total accounts receivable.

Revenue from Samsung Electronics Co., Ltd. (“Samsung”) accounted for 66% and 64% of total revenue for the three and six months ended June 30, 2013, respectively, and 42% and 39% of total revenue for the three and six months ended June 30, 2012, respectively. Apple Inc. (“Apple”) accounted for 23% and 24% of total revenue for the three and six months ended June 30, 2013, respectively; and 37% for both the three and six months ended June 30, 2012. Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”) accounted for less than 10% of total revenue for both the three and six months ended June 30, 2013, and 14% and 16% of total revenue for the three and six months ended June 30, 2012, respectively.

Apple transitioned from the purchase of Audience’s processors to licensing of Audience’s processor IP for a royalty with respect to its 2011 mobile phone model and as a result the Company began to recognize royalty revenue in 2012. The licensing revenue accounted for 6% and 7% of total revenue for the three and six months ended June 30, 2013, respectively; and 37% of total revenue for both the three and six months ended June 30, 2012, respectively.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (“AOCI”) to net income. This new guidance requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within the Company’s consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective for the Company’s interim period ending March 31, 2013. The Company adopted this guidance and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In July 2013, FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because the Company is an emerging growth company under the Jobs Act and have elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations, or cash flows.

3. Consolidated balance sheet components

Inventories

Inventories as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Work in process	$6,409	$4,467
Finished goods	16,242	8,799

Total inventory	$22,651	$13,266

Property and equipment

Property and equipment, net as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Computers and equipment	$3,426	$2,596
Machinery and equipment	3,935	3,357
Software	3,170	839
Furniture and fixtures	491	488
Leasehold improvements	1,594	1,534
Construction in progress	13,829	6,808

Gross property and equipment	26,445	15,622
Accumulated depreciation and amortization	(5,131)	(3,821)

Property and equipment, net	$21,314	$11,801

Depreciation and amortization expense for the three and six months ended June 30, 2013 was $0.8 million and $1.4 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2012 was $0.3 million and $0.6 million, respectively.

On June 5, 2012, the Company entered into a lease agreement for its future headquarters which is in the process of being constructed. Pursuant to the lease agreement, the Company agreed to pay construction costs in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it is considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of June 30, 2013, the Company capitalized $13.8 million of assets as construction in progress, of which $0.4 million was incurred by the Company and $13.4 million was incurred by the landlord. The Company expects the construction to be completed in the third quarter of 2013. Upon completion of construction, the Company will evaluate for sale-leaseback accounting. At that time, the Company will determine whether the lease will be treated as a capital or operating lease. See Note 8, “Commitments and Contingencies” for additional details.

In November 2012, the Company started the implementation of its enterprise resources planning (“ERP”) system. On May 2013 the ERP system implementation was completed and as a result the Company capitalized $2.0 million related to the ERP system implementation project as software in the property and equipment on the balance sheets. The estimated useful life used was five years.

Accrued and other current liabilities

Accrued and other current liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Compensation	$4,528	$4,143
Professional fees	1,030	1,531
Accrued inventory	—	968
Income taxes payable	1,868	444
Lease payable	1,011	579
Other	2,399	1,563

Accrued and other current liabilities	$10,836	$9,228

4. Marketable securities

The Company invests its excess cash primarily in U.S. government agency and treasury notes and money market funds that mature within one year.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	June 30, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
	(in thousands)
Money market funds	$79,172	$79,172	$—	$—
U.S. Government bonds and notes	25,880	25,881	2	(3)

Total cash equivalents and marketable securities	105,052	105,053	2	(3)
Cash	24,019	—	—	—

Total cash, cash equivalent and marketable securities	$129,071	$105,053	$2	$(3)

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheets and classified as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Cash equivalents	$79,172	$76,962
Short-term marketable securities	25,880	18,032

Total cash equivalents and marketable securities	105,052	94,994
Cash	24,019	32,644

Total cash, cash equivalent and marketable securities	$129,071	$127,638

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$79,172	$79,172	$—	$—
U.S. government bonds and notes (2)	25,880	25,880	—	—

Total available-for-sale debt securities	$105,052	$105,052	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	U.S. government bonds and notes are included in marketable securities on the condensed consolidated balance sheet.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$76,962	$76,962	$—	$—
U.S. government bonds and notes (2)	18,032	18,032	—	—

Total available-for-sale debt securities	$94,994	$94,994	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	U.S. government bonds and notes are included in marketable securities on the condensed consolidated balance sheet.

6. Income taxes

Effective January 1, 2012, the Company implemented an international structure. The Company’s effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the partial valuation allowance on U.S. deferred tax assets, the utilization of R&D credits subject to the tentative minimum tax limitation and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

The Company’s effective income tax rate was 52% and 35% for the three and six months ended June 30, 2013, respectively, and 3% for both the three and six months ended June 30, 2012. The Company’s provision for income taxes was $2.9 million and $3.9 million for the three and six months ended June 30, 2013, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively. The increase in provision for income taxes and effective income tax rates for the three and six months ended June 30, 2013 is primarily due to the increase in estimated US income tax expenses as a result of the limitation on the utilization of the R&D credits and the decrease in the projected annual consolidated net income before tax for the year 2013. In the first quarter of 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal research and development tax credit retroactive to January 1, 2012. The impact on the financial statements from the additional credits was not material because of the partial valuation allowance on the U.S. deferred tax assets.

As of June 30, 2013, the Company had gross unrecognized tax benefits totaling $4.7 million. Approximately $3.7 million of the Company’s net unrecognized tax benefits, not including interest, if recognized, would affect its effective tax rate. One or more of these net unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the condensed consolidated statements of comprehensive income. As of June 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties due to its net operating losses and tax credits available to offset any tax adjustments. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

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

The Company is not required to present basic and diluted net income per share for securities other than its common stock. The following table sets forth the computation of basic and diluted net income per share under the two-class method attributable to common stockholders:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$2,667	$4,325	$7,312	$8,494
Non-cumulative dividends to preferred stockholders	—	(749)	—	(2,248)
Undistributed earnings allocated to preferred stockholders	—	(1,307)	—	(3,835)

Net income - basic	2,667	2,269	7,312	2,411
Adjustment for undistributed earnings reallocated to the holders of common stock	—	187	—	604

Net income - diluted	$2,667	$2,456	$7,312	$3,015

Denominator:
Weighted average shares used in computing net income per share:
Basic	21,240	11,343	21,101	6,202
Weighted average effect of potentially dilutive securities:
Options to purchase common stock	1,972	2,977	2,052	3,003
Employee stock purchase plan	18	9	4	5
Common stock warrants	—	1	—	1

Diluted	23,230	14,330	23,157	9,211

Net income per share:
Basic	$0.13	$0.20	$0.35	$0.39

Diluted	$0.11	$0.17	$0.32	$0.33

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

The following potentially dilutive shares of common stock subject to options, restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have had an antidilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Options to purchase common stock	1,405	158	1,340	158
Convertible preferred stock (if-converted basis)	—	6,385	—	9,795
Restricted stock units	29	18	29	18

Total	1,434	6,561	1,369	9,971

8. Commitments and contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 2023. Rent expense for the three and six months ended June 30, 2013 was $0.9 million and $1.8 million, respectively. Rent expense for the three and six months ended June 30, 2012 was $0.6 million and $1.0 million, respectively.

On June 5, 2012, the Company entered into a lease agreement for its future headquarters, which will consist of 87,565 square feet in Mountain View, California. The facility is in the process of being constructed. The contractual lease commencement date is the earlier of (i) the date upon which the Company first commences to conduct business in the premises, and (ii) the later to occur of (a) the date upon which the premises are ready for occupancy or (b) June 1, 2013. The Company expects the lease commencement date to start in the third quarter of 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is for ten years with an option to extend additional five years.

Pursuant to the lease agreement, the Company agreed to pay construction cost in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it is considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of June 30, 2013, the Company capitalized $13.8 million of assets as construction in progress, of which $0.4 million was incurred by the Company and $13.4 million incurred by the landlord. Upon execution of the lease agreement, the Company reimbursed the landlord $0.5 million for the construction cost in the form of a security deposit, and as a result, its corresponding liability of $12.9 million was reflected as a financing obligation for construction in progress on the condensed consolidated balance sheets. The table below reflects the full ten year lease commitment of the minimum lease payment obligation. The liability of $12.9 million recorded on the Company’s condensed consolidated balance sheets will offset the future minimum lease payments. For the three and six months ended of June 30, 2013, the Company also recorded non-cash rental expense of $0.2 million and $0.4 million associated with the lease of the land in which the construction project resides. The Company expects the construction to be completed in the third quarter of 2013. Upon completion of construction, the Company will evaluate for sale-leaseback accounting. At that time, the Company will determine whether the lease will be treated as a capital or operating lease.

Future minimum lease payments under noncancelable leases as of June 30, 2013 were as follows:

Year ending December 31,	Amount (in thousands)
2013 (remaining six months)	$2,009
2014	4,464
2015	4,114
2016	4,234
2017	4,204
2018 and beyond	25,740

Total minimum lease payments	$44,765

Litigation

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The hearing on the demurrer is currently scheduled for August 23, 2013. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The Company believes that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses it may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

From time to time, the Company may be involved in other legal actions arising in the ordinary course of business.

Purchase commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company may cancel these purchase commitments at any time, however it is required to pay all costs incurred through the cancellation date. The Company rarely cancels these agreements once production has started. The Company had $20.8 million of open purchase commitments for inventory and $5.2 million of open purchase commitments for non-inventory items at June 30, 2013. The open purchase commitments are primarily due within the next 12 months.

9. Capital stock

Common stock

Under the Company’s certificate of incorporation, it was authorized to issue 500,000,000 shares of common stock as of June 30, 2013 and December 31 2012. The holder of each share of common stock is entitled to one vote. Common stockholders are entitled to dividends when and if declared by the Board of Directors. Since inception, the Company has not declared any cash dividends.

As of June 30, 2013 and December 31, 2012, the Company had reserved shares of its common stock for future issuance as follows:

	June 30, 2013	December 31, 2012
Shares reserved for stock options and restricted stock units	5,758,394	5,190,358
Shares reserved for employee stock purchase plan	286,234	268,505
Shares reserved for warrants	—	1,333

10. Warrants

In connection with the Company’s line of credit agreement with Silicon Valley Bank (“SVB”), the Company issued warrants to purchase 1,333 shares of Series E convertible preferred stock at per share exercise price of $3.67. Upon the close of the Company’s

IPO on May 15, 2012, the warrants to purchase 1,333 shares of preferred stock were converted to warrants to purchase common stock. On February 20, 2013, SVB net exercised the warrants and the Company issued 976 shares to net settle the warrants. As of June 30, 2013, the warrants had been exercised in full and were no longer outstanding.

11. Stock-based compensation and awards

The following is a summary of option activity under the Company’s 2001 Stock Option Plan (the “2001 Plan”) and 2011 Equity Incentive Plan (the “2011 Plan”) for the six months ended June 30, 2013:

	Outstanding Options
	Number of shares	Weighted average exercise price
Balances at December 31, 2012	4,568,309	$6.23
Options granted	1,175,566	14.39
Options exercised	(365,423)	4.35
Options cancelled	(483,174)	15.34

Balances at June 30, 2013	4,895,278	$7.43

The options granted and cancelled for the six months ended June 30, 2013 in the table above include options that were exchanged under the Company’s stock option exchange program on February 5, 2013. Pursuant to the exchange offer, the Company accepted for cancellation options to purchase an aggregate of 239,945 shares of its common stock, which were cancelled as of February 5, 2013, and, in exchange, granted new options to purchase an aggregate of 223,946 shares of its common stock. The exercise price per share of the new options granted in the offer was $14.79, the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on February 5, 2013. Each new grant began a new vesting period commencing on the date of grant over four years. The unamortized expense of the cancelled grants was added to the incremental grant date fair value of the replacement grants, and the combined value will be amortized over the vesting period of the new grant. The incremental grant date fair value of the replacement grants was approximately $0.2 million.

The following is a summary of unvested restricted stock units (“RSU”) activity for the six months ended June 30, 2013:

	RSU Outstanding
	Number of shares	Weighted average grant price
Balance at December 31, 2012	17,500	$21.88
RSU granted	304,835	14.44
RSU vested	(4,375)	21.88
RSU forfeited	(11,190)	14.31

Balance at June 30, 2013	306,770	$14.76

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenue	$75	$29	$144	$54
Research and development	501	208	977	350
Selling, general and administrative	750	354	1,522	724

Stock-based compensation expense	$1,326	$591	$2,643	$1,128

At June 30, 2013, the Company had $10.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock-based awards that it expects to recognize over a weighted average period of 3.7 years.

At June 30, 2013, total unrecognized estimated compensation expense related to unvested RSUs granted was $4.2 million, which is expected to be recognized over a weighted-average period of 3.6 years.

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

On July 6, 2011, the Company amended its line of credit agreement with Silicon Valley Bank. Among other changes, the amendment (i) increases the Company’s line of credit from $5.0 million to $10.0 million and extends the availability of the line until July 6, 2013; (ii) provides that the Company may borrow up to $2.0 million (of the $10.0 million) without reference to the value of its accounts receivable or purchase orders; (iii) changes the applicable interest rate on the line of credit to the following: (a) for prime rate loans, a range from the bank’s prime rate to the prime rate plus 0.35% per annum (the higher rate is applicable if the quick ratio falls below 1.25:1.00), or (b) for LIBOR loans, LIBOR plus 1.75% per annum; and (iv) replaces the credit facility’s financial tests based on net cash balances with a condition that the Company maintains a quick ratio of at least 1.25:1.00 (used to determine borrowing eligibility and interest rate). The amendment also removed the covenant that the Company maintains a quick ratio of 1.50:1.00 while equipment loans remain outstanding. The Company was in compliance with all covenants and no amounts were outstanding at June 30, 2013 and December 31, 2012. Before the expiration of the line of credit in July 2013, the maturity date of the line of credit was extended to September 30, 2013.

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

Apple, one of the Company’s OEMs, transitioned the majority of its business in 2012 from the purchase of the Company’s processors to licensing of its processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize royalty revenue in 2012, which accounted for 6% and 7% of total revenue for the three and six months ended June 30, 2013 respectively, and 37% of total revenue for both the three and six months ended June 30, 2012. The decrease in revenue generated in the US is primarily due to the declining demand for Apple’s 2011 model mobile phones after the introduction of Apple’s 2012 model, in which our processor IP is not enabled. The increase in revenue generated in Korea is primarily due to increase in sales of our voice and audio processors to Samsung.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Korea	$30,115	$14,468	$59,881	$26,149
China	12,531	6,503	25,811	14,157
Other	38	136	151	189
United States	2,625	12,250	6,695	23,970

Total	$45,309	$33,357	$92,538	$64,465

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

We recorded total revenue of $45.3 million and $92.5 million for the three and six months ended June 30, 2013, respectively; and $33.4 million and $64.5 million for the three and six months ended June 30, 2012, respectively. We recorded net income of $2.7 million and $7.3 million for the three and six months ended June 30, 2013, respectively; and $4.3 million and $8.5 million for the three and six months ended June 30, 2012, respectively.

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

We estimate the life cycle of our OEMs’ mobile devices on the basis of our history with the OEM, the type of mobile device and discussions with our OEMs. A given design win for our processors or processor IP can generate a wide range of sales volumes for our voice and audio processors, depending on the market demand for our OEMs’ mobile devices. The market demand for our OEMs’ mobile devices, in turn, can depend in a number of factors, including the reputation of the OEM, the geographic markets in which the OEM intends to introduce the mobile devices and whether the MNOs on whose networks the mobile devices are designed to operate provide marketing and subsidies for the mobile devices.

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Samsung accounted for 66% and 64% of our total revenue for the three and six months ended June 30, 2013, respectively, and 42% and 39% of our total revenue for the three and six months ended June 30, 2012, respectively. Apple Inc. (“Apple”) accounted for 23% and 24% of total revenue for the three and six months ended June 30, 2013, respectively; and 37% for both the three and six months ended June 30, 2012. Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”) accounted for less than 10% of total revenue for both the three and six months ended June 30, 2013, and 14% and 16% of total revenue for the three and six months ended June 30, 2012, respectively. Apple transitioned from the purchase of our processors to the licensing of our processor IP for loyalty revenue with respect to their 2011 model of its mobile phone. We began to recognize royalty revenue in 2012, which accounted for 6% and 7% of total revenue for the three and six months ended June 30, 2013, respectively; and 37% of total revenue for both the three and six months ended June 30, 2012, respectively. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and six months ended June 30, 2013 and 2012.

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

Fluctuations in the demand for the products of our large OEMs have a significant impact on our business. For example, we announced in August 2013 that as a result of lower than anticipated demand for Samsung’s high end smart phones, we expect that our revenue will decline significantly in the quarter ending September 30, 2013 and that we will incur a net loss. Although our diversification of OEMs has improved over time and has increased on an absolute dollar basis, OEMs other than Samsung and Apple represented less than 15% of our revenue in the three and six months ending June 30, 2013. Further, we do not expect additional sales to these other OEMs to make up the short-fall in our revenue from reduced sales of our processors to Samsung. Because our operating expenses are primarily related to personnel, we do not anticipate that we will make material reductions in these expenses in the short-term to respond to lower revenue as many of our personnel are engaged in new product development and sales diversification efforts. We cannot predict how long the impact on Samsung’s products, and thus ours, will last. Consistent with our experience with Samsung, we anticipate that over time, demand fluctuations from any single OEM which represents a significant portion of our revenue will impact our operating results.

We have made efforts to diversify the end user products in which our processors are designed in order to reduce the impact of fluctuations in the market for high end smart phones on our results of operations. As a result of recent design wins, our processors have been included in recently launched personal computers and tablets. As we endeavor to diversify the end user devices in which our processors are designed in, we may not achieve acceptance in other end markets quickly or achieve design wins in end user devices that are produced in substantial numbers. We have also begun to seek design wins in other end user markets where we have limited or no experience and our efforts may not result in substantial end user device diversification in the near-term, if at all.

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

Our arrangement with one of our OEMs

On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement with this OEM, we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from Foxconn and Protek (Shanghai) Limited and its affiliates (collectively, “Protek”); however, we cannot assure you that Foxconn and Protek will continue to purchase our processors in similar volumes, or at all. To date, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In September 2012, we concluded and announced our belief that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phone. Based on this OEM’s subsequent royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our royalty revenue declined substantially in the last quarter of 2012 and 2013 to date and we expect it to continue to decline. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed.

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

Our royalty revenue from the 2011 model of this mobile phone has declined as consumers focus on this OEM’s 2012 model mobile phone and we anticipate that it will continue to decline as consumers anticipate the launch of this OEM’s 2013 model mobile phone. Although we are unable to determine when this OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer of the 2011 models of its mobile phones and at some point we will cease to receive royalty revenue from this model.

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

Operating expenses

We classify our operating expenses as either research and development or selling, general and administrative. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In the near term, we expect to hire additional employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses.

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

Income tax expense

Effective January 1, 2012, our new international structure became operational. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the partial valuation allowance release on U.S. federal deferred tax assets, the utilization of U.S. research and development (“R&D”) credits subject to the tentative minimum tax limitation and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

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

Results of operations

Comparison of the three months ended June 30, 2013 and 2012

The following sets forth our operating results for the three months ended June 30, 2013 and 2012. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Three months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Revenue:
Hardware	$42,788	$21,144	$21,644	102%
% of total revenue	94%	63%
Licensing	2,521	12,213	(9,692)	-79%
% of total revenue	6%	37%

Total revenue	$45,309	$33,357	$11,952	36%

Hardware revenue for the three months ended June 30, 2013 was $42.8 million, compared to $21.1 million for the three months ended June 30, 2012, an increase of $21.6 million, or 102%. The increase was due primarily to $15.6 million increase in sales of our voice and audio processors to Samsung and the remaining increase was due to increase in sales to other customers, none of which accounted for greater than 10% of our total revenue.

Licensing revenue for the three months ended June 30, 2013 was $2.5 million, compared to $12.2 million for the three months ended June 30, 2012, a decrease of $9.7 million or 79%. The decrease in licensing revenue for the three months ended June 30, 2013 was the result of declining demand for the OEM’s 2011 model mobile phones after the introduction of the OEM’s 2012 model, in which our processor IP is not enabled.

For the three months ended June 30, 2013, Samsung and Apple revenue accounted for 66% and 23% of total revenue, respectively. For the three months ended June 30, 2012, revenue from Samsung, Apple and Foxconn accounted for 42%, 37% and 14% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue for the three months ended June 30, 2013 and 2012.

Revenue by geography

	Three months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Korea	$30,115	$14,468	$15,647	108%
China	12,531	6,503	6,028	93%
Other	38	136	(98)	-72%
United States	2,625	12,250	(9,625)	-79%

Total	$45,309	$33,357	$11,952	36%

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. Revenue generated in Asia represented 94% and 63% of our total revenue for the three months ended June 30, 2013 and 2012, respectively. Revenue generated in Korea increased $15.6 million for the three months ended June 30, 2013 compared to the same period in 2012 and was primarily due to the increase in sales of our voice and audio processors to Samsung.

Revenue generated in United States, which primarily comprised of our licensing revenue, represented 6% and 37% of our total revenue for the three months ended June 30, 2013 and 2012, respectively. Revenue generated in the United States decreased $9.6 million for the three months ended June 30, 2013 compared to the same period in 2012 and was primarily due to the result of declining sales of the OEM’s prior mobile phone models after the introduction of the OEM’s 2012 model, in which our processor IP is not enabled.

Cost of revenue and gross profit

	Three months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$18,562	$12,618	$5,944	47%
% of total revenue	41%	38%
Gross profit	$26,747	20,739	$6,008	29%
% of total revenue	59%	62%

Cost of revenue for the three months ended June 30, 2013 was $18.6 million, compared to $12.6 million for the three months ended June 30, 2012, an increase of $5.9 million, or 47%. The increase was primarily due to increased sales volume of our processors. Gross margin percentage was 59% and 62% for the three months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage was due to lower royalty revenue which has a higher gross margin percentage than hardware revenue.

Operating expenses

	Three months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Research and development	$10,349	$7,878	$2,471	31%
% of total revenue	23%	24%
Selling, general and administrative	10,793	8,147	2,646	32%
% of total revenue	24%	24%

Total operating expenses	$21,142	$16,025	$5,117	32%

Research and development. Research and development expenses for the three months ended June 30, 2013 were $10.3 million, compared to $7.9 million for the three months ended June 30, 2012, an increase of $2.5 million, or 31%. The increase was primarily due to additional headcount resulting in a $2.0 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Facility and information technology costs increased $0.4 million primarily due to India design center facility lease that started in July 2012 and also to support the overall increased headcount. Depreciation costs increased $0.2 million due to the increase of fixed assets. Licensing costs increased $0.4 million in order to support research and development initiatives. These increases were offset by a $0.3 million decrease in professional and consulting services primarily due to shifting of the cost from R&D consulting to additional headcount as a result of the launch of our India design center.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2013 were $10.8 million, compared to $8.1 million for the three months ended June 30, 2012, an increase of $2.6 million, or 32%. The increase was primarily due to additional headcount resulting in a $1.7 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Facility and information technology costs increased $0.1 million primarily to support the increased headcount and infrastructure. Depreciation costs increased $0.2 million due to the increase of fixed assets and licensing costs increased $0.2 million. In addition, legal and consulting services increased $0.3 million primarily due to the compliance costs associated with being a public company and other matters.

Other expense, net

	Three months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(84)	$(257)	$173	-67%

Other expense, net for the three months ended June 30, 2013 was an expense of $84,000 compared to an expense of $257,000 for the three months ended June 30, 2012, an expense decrease of $173,000 or 67%. The expense decrease was primarily due to mark-to-market adjustments in the fair value of our convertible stock warrants in 2012 which were exercised or became warrants to purchase common stock upon the closing of our IPO on May 2012.

Income tax expense

Income tax expense for the three months ended June 30, 2013 was $2.9 million, compared to $0.1 million for the three months ended June 30, 2012. The increase was primarily related to income taxes in the United States as a result of the limitation on the Company’s use of its R&D credits to offset its U.S. taxable income and the decrease in the projected annual consolidated net income before tax for the year 2013.

Comparison of the six months ended June 30, 2013 and 2012

The following sets forth our operating results for the six months ended June 30, 2013 and 2012. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Six months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Revenue:
Hardware	$86,456	$40,553	$45,903	113%
% of total revenue	93%	63%
Licensing	6,082	23,912	(17,830)	-75%
% of total revenue	7%	37%

Total revenue	$92,538	$64,465	$28,073	44%

Hardware revenue for the six months ended June 30, 2013 was $86.5 million, compared to $40.6 million for the six months ended June 30, 2012, an increase of $45.9 million, or 113%. The increase was due primarily to $33.9 million increase in sales of our voice and audio processors to Samsung and the remaining increase was due to increase in sales to other customers, none of which accounted for greater than 10% of our total revenue.

Licensing revenue for the six months ended June 30, 2013 was $6.1 million, compared to $23.9 million for the six months ended June 30, 2012. The decrease in licensing revenue for the six months ended June 30, 2013 was the result of declining demand for the OEM’s 2011 model mobile phones after the introduction of the OEM’s 2012 model, in which our processor IP is not enabled.

For the six months ended June 30, 2013, Samsung and Apple revenue accounted for 64% and 24% of total revenue, respectively. For the six months ended June 30, 2012, revenue from Samsung, Apple and Foxconn accounted for 39%, 37% and 16% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue for the six months ended June 30, 2013 and 2012.

Revenue by geography

	Six months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Korea	$59,881	$26,149	$33,732	129%
China	25,811	14,157	11,654	82%
Other	151	189	(38)	-20%
United States	6,695	23,970	(17,275)	-72%

Total	$92,538	$64,465	$28,073	44%

Revenue generated in Asia represented 93% and 63% of our total revenue for the six months ended June 30, 2013 and 2012, respectively. Revenue generated in Korea increased $33.7 million for the six months ended June 30, 2013 compared to the same period in 2012 and was primarily due to the increase in sales of our voice and audio processors to Samsung.

Revenue generated in United States, which primarily comprised of our licensing revenue, represented 7% and 37% of our total revenue for the six months ended June 30, 2013 and 2012, respectively. Revenue generated in the United States decreased $17.3 million for the six months ended June 30, 2013 compared to the same period in 2012 and was primarily due to the result of declining sales of the OEM’s prior mobile phone models after the introduction of the OEM’s 2012 model, in which our processor IP is not enabled.

Cost of revenue and gross profit

	Six months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$40,282	$26,037	$14,245	55%
% of total revenue	44%	40%
Gross profit	$52,256	38,428	$13,828	36%
% of total revenue	56%	60%

Cost of revenue for the six months ended June 30, 2013 was $40.3 million, compared to $26.0 million for the six months ended June 30, 2012, an increase of $14.2 million, or 55%. The increase was primarily due to increased sales volume of our processors. Gross margin was 56% and 60% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage was due to lower royalty revenue which has a higher gross margin percentage than hardware revenue.

Operating expenses

	Six months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Research and development	$19,799	$13,546	$6,253	46%
% of total revenue	21%	21%
Selling, general and administrative	21,138	15,671	5,467	35%
% of total revenue	23%	24%

Total operating expenses	$40,937	$29,217	$11,720	40%

Research and development. Research and development expenses for the six months ended June 30, 2013 were $19.8 million, compared to $13.5 million for the six months ended June 30, 2012, an increase of $6.3 million, or 46%. The increase was primarily due to additional headcount resulting in a $4.1 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Facility and information technology costs increased $0.8 million primarily due to India design center facility lease that started in July 2012 and also to support overall increase in headcount. Depreciation costs increased $0.4 million due to increase of fixed assets. Licensing costs increased $0.7 million in order to support research and development initiatives. Additionally, our research and development expense reimbursement decreased $1.3 million for cash received for the performance of nonrecurring engineering work. These increases were offset by a $0.8 million decrease in professional and consulting services primarily due to shifting of the cost from R&D consulting to additional headcount as a result of the launch of our India design center.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2013 were $21.1 million, compared to $15.7 million for the six months ended June 30, 2012, an increase of $5.5 million, or 35%. The increase was primarily due to additional headcount resulting in a $3.2 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Facility and information technology costs increased $0.4 million primarily to support the increased headcount and infrastructure. Depreciation costs increased $0.4 million due to increase of fixed assets and licensing costs increased $0.2 million. In addition, legal and consulting services increased $0.9 million primarily due to the compliance costs associated with being a public company and other matters.

Other expense, net

	Six months ended June 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(159)	$(465)	$306	-66%

Other expense, net for the six months ended June 30, 2013 was an expense of $159,000 compared to an expense of $465,000 for the six months ended June 30, 2012, an expense decrease of $306,000 or 66%. The expense decrease was primarily due to mark-to-market adjustments in the fair value of our convertible stock warrants in 2012 which were exercised or became warrants to purchase common stock upon the closing of our IPO on May 2012.

Income tax expense

Income tax expense for the six months ended June 30, 2013 was $3.9 million, compared to $0.3 million for the six months ended June 30, 2012. The increase was primarily related to income taxes in the United States as a result of the limitation on the Company’s use of its R&D credits to offset its U.S. taxable income and the decrease in the projected annual consolidated net income before tax for the year 2013.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of June 30, 2013, we had an accumulated deficit of $19.2 million. We have funded our operations primarily with proceeds from the sale of an aggregate of $74.3 million of convertible preferred stock, which converted to our common stock on May 15, 2012 in connection with our initial public offering (“IPO”).

On May 15, 2012, we closed our IPO with total gross proceeds from the offering of $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us were approximately $91.5 million before offering expenses. As of June 30, 2013, we had cash and cash equivalents of $103.2 million, marketable securities of $25.9 million, no debt and future lease payment obligations of $44.8 million.

As of June 30, 2013, we had access to a $10.0 million revolving line of credit, with available funds based on eligible accounts receivable and customer purchase orders. Our master loan agreement for our revolving line of credit contains covenants with which we were in compliance and we had no amount outstanding as of June 30, 2013. The line of credit was amended in July 2013 to extend the maturity date to September 30, 2013.

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

Our cash flows for the six months ended June 30, 2013 and 2012 were as follows:

	Six months ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$821	$9,189
Net cash used in investing activities	(11,116)	(2,015)
Net cash provided by financing activities	3,880	89,390
Effect of exchange rate on cash and cash equivalents	—	31

Net increase (decrease) in cash and cash equivalents	(6,415)	96,595
Cash and cash equivalents:
Beginning of period	109,606	15,983

End of period	$103,191	$112,578

Cash flows from operating activities. Net cash provided by operating activities of $0.8 million for the six months ended June 30, 2013 was primarily attributable to net income of $7.3 million, non-cash items such as stock-based compensation of $2.6 million and depreciation and amortization expense of $1.4 million. Accrued and other liabilities increase of $2.5 million primarily due to our income tax accrual also contributed to the net cash provided by operating activities. The cash provided by operating activities were partially offset by increase in inventory of $9.7 million to satisfy anticipated demand of our sales, decrease in account payable of $2.7 million due to the timing of vender payments, and excess tax benefits from stock options of $1.0 million.

For the six months ended June 30, 2012, net cash provided by operating activities was $9.2 million. The most significant component of the increase was the receipt of royalty revenue from a single OEM in the six months ended June 30, 2012 without any use of cash to purchase inventory to support the revenue. In addition, a decrease in accounts receivable due to the timing of cash receipts contributed to the increase in cash from operating activities. In the six months ended June 30, 2012, a $0.4 million charge for excess and obsolete inventory also had an impact on cash flows from operating activities relative to net income.

Cash flows from investing activities. Net cash used in investing activities for the six months ended June 30, 2013 of $11.1 million consisted primarily the purchase of marketable securities of $17.9 million and the purchase of property and equipment of $3.2 million primarily due to the implementation of our enterprise resources planning (“ERP”) system and additional system infrastructure to support the ERP system. These purchases were offset by the proceeds from the sale and maturities of marketable securities of $10.0 million.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2012, due primarily to purchases of property and equipment to support the growth in our business.

Cash flows from financing activities. Net cash provided by financing activities of $3.9 million for the six months ended June 30, 2013 was primarily due to proceeds from the exercise of employee stock options and employee stock purchase plan of $2.9 million and excess tax benefits from stock options of $1.0 million. The excess tax benefits reflected as a financing cash inflow represents excess tax benefits realized relating to share-based payments to our employees and directors, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Net cash provided by financing activities was $89.4 million for the six months ended June 30, 2012 was primarily due to the proceeds received from our IPO, net of underwriting discounts and commissions of $91.5 million, the proceeds received from the exercise of our preferred stock warrants of $0.4 million, and the proceeds received from the exercise of our stock options of $0.5 million. The net cash provided by financing activities was partially offset by the payment of our offering costs of $2.9 million associated with our IPO.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual obligations and commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. We may cancel these purchase commitments at any time, however we are required to pay all costs incurred through the cancellation date. We rarely cancel these agreements once production has started. We had $20.8 million of open purchase commitments for inventory and $5.2 million of open purchase commitments for non-inventory items at June 30, 2013. The open purchase commitments are primarily due within the next 12 months.

On June 5, 2012, we entered into a lease agreement for our future headquarters, which will consist of 87,565 square feet in Mountain View, California. The facility is in the process of being constructed. The commencement date of the lease is dependent on the project completion which is expected to be in the third quarter of 2013. The lease term is for ten years with an option to extend for an additional five years. We agreed to pay construction cost in excess of a certain amount, and we have certain indemnification obligations related to the construction. As a result of our involvement during the construction period, we are considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of June 30, 2013, we capitalized $13.8 million of assets as construction in progress, of which $0.4 million was incurred by us and $13.4 million incurred by the landlord. Upon execution of the lease agreement, we reimbursed the landlord $0.5 million for the construction cost in the form of a security deposit, and as a result, its corresponding liability of $12.9 million was reflected as a financing obligation for construction in progress on the condensed consolidated balance sheets. The liability of $12.9 million recorded on our condensed consolidated balance sheets will offset our future minimum lease payments. We expect the construction to be completed in the third quarter of 2013. Upon completion of construction, we will evaluate for sale-leaseback accounting. At that time, we will determine whether the lease will be treated as a capital or operating lease.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (“AOCI”) to net income. This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within our consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective for our interim period ended March 31, 2013. We adopted this guidance and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

In July 2013, FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because we are an emerging growth company under the Jobs Act and have elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. We did not elect for an early adoption of this new guidance. We are currently evaluating the impact this guidance may have on our financial position, results of operations, or cash flows.

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

As of June 30, 2013, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of June 30, 2013.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

We had cash and cash equivalents of $103.2 million as of June 30, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. We also had an investment portfolio of $25.9 million as of June 30, 2013, consisting of variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds and U.S. government bonds and notes. These investments are classified as available-for-sales and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as component of accumulated other comprehensive income in stockholders’ equity. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

ITEM 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

On May 1, 2013, the Company completed the installation and integration of a new ERP system which upgraded our information system capabilities, and improved our business processes and financial reporting system. In addition to these objectives, the new system is expected to result in enhanced internal controls. We determined that there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The hearing on the demurrer is currently scheduled for August 23, 2013. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

For the six months ended June 30, 2013 and 2012, Samsung accounted for 64% and 39% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us and may seek second sources. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

In the past, we were substantially dependent on Apple and its CMs for our revenue. Our relationship with this OEM is undergoing a significant transition, which may have a material and negative effect on our business, financial condition, operating results and cash flows.

We sell our products to Apple and also license our processor IP to this OEM. For the three and six months June 30, 2013, Apple accounted for 23% and 24% of our total revenue, respectively. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sell custom processors to Foxconn and Protek and license our processor IP to this OEM for mobile phones. Based on this OEM’s royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our royalty revenue declined substantially commencing in the three months ended December 31, 2012, and we expect it to continue to decline thereafter. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed. In the event that we do not receive royalties from new generations of this OEM’s mobile devices and the demand for the mobile devices in which our processor IP is currently enabled declines, our revenue and profits will suffer. Although we may replace the revenue with processor sales to other OEMs, our gross margins may decline as we incur expenses for manufacturing those processors that we do not incur with processor IP.

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

Our royalty revenue from the 2011 model of this mobile phone has declined as consumers focus on this OEM’s 2012 model mobile phone and we anticipate that it will continue to decline as consumers anticipate the launch of this OEM’s 2013 model mobile phone. Although we are unable to determine when the OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer units of the 2011 model and at some point we will cease to receive royalty revenue for this model. In the event that our royalty revenue declines or we cease to receive royalty revenue from the mobile devices in which our processor IP is currently enabled, our revenue and profits will suffer and our gross margins may decline.

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

We have historically derived a substantial majority of our revenue from sales to a small number of OEMs, primarily Samsung and Apple. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve widespread market acceptance or be produced in large number. We cannot assure you that we will be able to sustain our revenue from our existing OEMs.

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

Our OEMs typically buy our processors on a purchase order basis and do not enter into long-term contracts or minimum purchase commitments that would obligate them to continue to buy additional processors from us in the future. For example, we announced in August 2013 that weakness in demand for high end smart phones was anticipated to cause a decline in the volume of processors purchased from us by our largest OEM.

Although we seek to grow our OEM base through new design wins, our sales and development cycle to obtain initial design wins from new OEMs is long and is subject to uncertainties, and we cannot assure you that we will be successful in doing so. Even if we are successful in obtaining design wins with new OEMs, our existing OEM customers may continue to account for a substantial portion of our sales in the future. If we are unable to generate repeat business from our existing OEMs, generate revenue from new OEMs or expand into broader markets, our operating results would be adversely affected. In addition, if concentration in the mobile phone industry or the smartphone market segment increases, we may be unable to diversify our revenue base, which could significantly harm our business, financial condition, operating results and cash flows.

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

We typically work with OEMs to obtain design wins prior to the OEM entering into an agreement with an MNO to produce a given mobile device. However, even if the design win is awarded, the OEM or MNO may cancel a given mobile device launch. Although it would be time consuming for an OEM to design our products out of mobile devices currently in production, an OEM may seek to do so or to establish a second source. Even if our products offer superior sound quality, OEMs may elect to divide their purchases among two or more companies that supply voice and audio solutions to avoid becoming reliant on a single supplier and due to the perception that having multiple suppliers will enable the OEM to secure more favorable pricing. OEMs may decline to design in our products if one or more of the features of our products do not perform as well as those offered by other suppliers, despite our other features’ superior performance. We do not have agreements with our OEMs requiring them to incorporate our processors in future mobile devices. Our OEMs are not obligated to complete the development or begin commercial shipment of any devices that incorporate our processors.

We derive a significant portion of our revenue from the high end smart phone market, and reductions in the growth rate of this market segment could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

Much of our revenue comes from sales to OEMs incorporating our products in high end smart phones. Even if our products continue to be incorporated in these and similar high end smart phone models, shipment volumes of our products may decrease because of reduced demand for high end smart phones due to either user or MNO preference for less expensive smart phone models, or due to saturation of demand among users. If demand for high end mobile devices were to decline or fail to continue to grow in a manner consistent with expectations, our business, financial condition, operating results and cash flows would be significantly harmed.

We may not be successful in our efforts to diversify end user devices that incorporate our products and may not realize substantial revenue from sales of our products for devices other than high end smart phones.

We have made efforts to diversify the end user devices that incorporate our products. As a result of recent design wins, our processors have been included in recently launched personal computers and tablets. However, we have limited experience selling in these new markets in which competition for design slots is intense, and may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. If we are unable to realize more revenue from the sale of our products for devices other than high end smart phones, we may not be able to maintain or increase our revenue.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income in the six months ended June 30, 2013, the years 2012, 2011 and 2010 of $7.3 million, $15.6 million, $8.3 million and $4.8 million, respectively, we incurred net losses of $16.8 million in 2009 and $14.5 million in 2008. As of June 30, 2013, our accumulated deficit was $19.2 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. For example, we announced in August 2013 that we expected to incur a net loss in the three months ending September 30, 2013.

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

We currently face competition from a number of established companies that produce components or software for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Maxim, ON Semiconductor, NXP, Qualcomm, Texas Instruments, Wolfson, DSP Group and Yamaha. We also face competition from smaller, privately held companies and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

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

Our ability to compete effectively depends on a number of factors, including:

•	our ability to attract, retain and support OEMs and to establish and maintain relationships with MNOs;

•	our ability to recruit and retain engineering, sales and marketing personnel;

•	our processors’ scalability, performance, quality, ease of use and cost effectiveness relative to those of our competitors’ products;

•	our success in developing and creating demand for new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to continue to improve and enhance the features and functions of our current products;

•	our success in identifying new markets, applications and technologies;

•	our products’ interoperability with various data access protocols and other voice and audio subsystem components of mobile devices;

•	our ability to continue to establish greater name recognition and build upon our reputation in the industry;

•

our ability to respond effectively to aggressive business tactics by our competitors, including providing software solutions, selling at lower prices, or asserting intellectual property rights, irrespective of the validity of the claims; and

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

Our voice and audio processors may fail to meet OEM or MNO specifications or may contain undetected software or hardware defects that might result in liability to us or our OEMs or MNOs, harm to our reputation, a loss of OEMs and a reduction in our revenue.

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

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. We have also expanded our international operations and as of June 30, 2013 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

The implementation of our new enterprise resource planning (“ERP”) system could disrupt our business and adversely affect our financial results.

In the fourth quarter of 2012, we began the implementation of our solution for a new ERP system. We started utilizing the new system in the second quarter of 2013. We may experience difficulties in implementing the ERP, and we may fail to obtain the risk mitigation benefits that the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to report our financial results timely and accurately, timely ship and track product orders to our customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of June 30, 2013, we had 27 issued U.S. patents, 93 pending U.S. patent applications, 46 pending foreign patent applications and five issued foreign patents. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anticorruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our initial public offering (“IPO”). An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The amended complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, we and the other defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, we and the other defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The hearing on the demurrer is currently scheduled for August 23, 2013. On April 3, 2013, the outside members of our board of directors and the underwriters were dismissed as defendants from the case without prejudice. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses it may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

As of June 30, 2013, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 61% of our outstanding common stock. As a result, these stockholders, if acting together, are able to determine all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to control the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 6. Exhibits

Exhibit number		Incorporated by reference herein
	Description	Form	Date

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.

10.7.4	Fourth Amendment to Loan and Security Agreement by and between Audience, Inc. and Silicon Valley Bank dated July 5, 2013.	Current Report on Form 8-K	July 11, 2013

10.19#	Offer letter to Dr. Alexis Bernard, dated May 1, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: August 12, 2013	By:	/s/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: August 12, 2013	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit number		Incorporated by reference herein
	Description	Form	Date

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.

10.7.4	Fourth Amendment to Loan and Security Agreement by and between Audience, Inc. and Silicon Valley Bank dated July 5, 2013.	Current Report on Form 8-K	July 11, 2013

10.19#	Offer letter to Dr. Alexis Bernard, dated May 1, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.