Form 10-Q
period 2013-09-30
AUDIENCE INC
filed 2013-11-14
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-35528

AUDIENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-2061537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

331 Fairchild Drive Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 254-2800

(Registrant’s telephone number, including area code)

440 Clyde Avenue

Mountain View, California

(Former address and former fiscal year, if changed since last report)

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at September 30, 2013 was: 21,889,082.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

Audience, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$110,180	$109,606
Restricted cash	170	—
Marketable securities	21,869	18,032
Accounts receivable, net	9,102	12,926
Inventories	17,536	13,266
Other current assets	5,795	3,669

Total current assets	164,652	157,499
Property and equipment, net	27,073	11,801
Other noncurrent assets	1,740	1,389
Restricted cash - noncurrent portion	—	170

Total assets	$193,465	$170,859

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,703	$9,745
Accrued and other current liabilities	12,525	9,228
Deferred credits and income	342	285
Financing obligation for construction in progress	17,229	5,290

Total current liabilities	32,799	24,548
Taxes payable - noncurrent	1,170	376
Other liabilities - noncurrent	19	—

Total liabilities	33,988	24,924

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock:
$0.001 par value - 50,000,000 shares authorized and no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock
$0.001 par value - 500,000,000 shares authorized and 21,889,082 shares issued and outstanding at September 30, 2013; 500,000,000 shares authorized and 20,862,845 shares issued and outstanding at December 31, 2012	22	21
Additional paid-in capital	181,011	172,461
Accumulated other comprehensive income	3	3
Accumulated deficit	(21,559)	(26,550)

Total stockholders’ equity	159,477	145,935

Total liabilities and stockholders’ equity	$193,465	$170,859

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of comprehensive income (loss)

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Hardware	$32,445	$32,252	$118,901	$72,805
Licensing	2,007	8,499	8,089	32,411

	34,452	40,751	126,990	105,216
Cost of revenue	15,179	18,355	55,461	44,392

Gross profit	19,273	22,396	71,529	60,824
Operating expenses:
Research and development	11,499	9,501	31,298	23,047
Selling, general and administrative	9,929	9,102	31,067	24,773

Total operating expenses	21,428	18,603	62,365	47,820

Income (loss) from operations	(2,155)	3,793	9,164	13,004
Interest income, net	37	77	128	90
Other expense, net	(50)	(39)	(209)	(504)

Income (loss) before income taxes	(2,168)	3,831	9,083	12,590
Income tax expense	153	167	4,092	432

Net income (loss)	(2,321)	3,664	4,991	12,158
Non-cumulative dividends to preferred stockholders	—	—	—	(2,248)
Undistributed earnings allocated to preferred stockholders	—	—	—	(3,709)

Net income (loss) attributable to common stockholders - basic	(2,321)	3,664	4,991	6,201
Adjustment for undistributed earnings reallocated to the holders of common stock	—	—	—	521

Net income (loss) attributable to common stockholders - diluted	$(2,321)	$3,664	$4,991	$6,722

Net income (loss) per share:
Basic	$(0.11)	$0.18	$0.23	$0.57

Diluted	$(0.11)	$0.16	$0.22	$0.49

Weighted average shares used in computing net income (loss) per share:
Basic	21,636	20,342	21,281	10,956

Diluted	21,636	23,159	23,121	13,816

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	$—	$—	$—	$31
Unrealized gain on marketable securities, net of tax	4	—	—	—

Other comprehensive income (loss), net of tax	4	—	—	31

Total comprehensive income (loss)	$(2,317)	$3,664	$4,991	$12,189

See notes to condensed consolidated financial statements (unaudited).

Audience, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$4,991	$12,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,170	1,053
Write-down of inventory to net realizable value	372	2,953
Change in fair value of convertible preferred stock warrants	—	290
Stock-based compensation	4,195	2,190
Excess tax benefit from stock options	(796)	—
Loss on disposal of property and equipment	7	20
Amortization/accretion of marketable securities	60	28
Non-cash rent expense	663	148
Changes in assets and liabilities:
Accounts receivable	3,823	(4,775)
Inventories	(4,642)	5,751
Other assets	(983)	(1,784)
Accounts payable	(7,524)	(1,747)
Accrued and other liabilities	3,114	2,879
Deferred credits and income	58	(284)

Net cash provided by operating activities	5,508	18,880

Cash flows from investing activities
Purchases and prepayments of property and equipment	(5,393)	(3,715)
Purchases of marketable securities	(21,896)	(22,079)
Proceeds from sales and maturities of marketable securities	18,000	—

Net cash used in investing activities	(9,289)	(25,794)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	91,548
Proceeds from exercise of preferred stock warrants	—	400
Payment in connection with initial public offering	—	(3,723)
Proceeds from exercise of stock options and employee stock purchase plan	3,663	512
Tax payments related to restricted stock units	(104)	—
Excess tax benefit from stock options	796	—
Repayment of equipment term loan	—	(102)

Net cash provided by financing activities	4,355	88,635

Effect of exchange rate change on cash and cash equivalents	—	31

Net increase in cash and cash equivalents	574	81,752
Cash and cash equivalents
Beginning of period	109,606	15,983

End of period	$110,180	$97,735

Supplemental disclosures:
Non-cash financing obligation for property, plant and equipment (see Note 8)	$13,067	$630
Non-cash for property, plant and equipment	$482	$—
Conversion of convertible preferred stock to common stock	$—	$74,348
Conversion of preferred stock warrants to common stock warrants	$—	$23

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of the Company’s financial statements for interim periods in conformity with U.S. generally accepted accounting principles (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”). The Company’s accounting policies are described in the “Notes to consolidated financial statements” in its Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other expenses, net in the condensed consolidated statements of comprehensive income (loss).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the allowances for doubtful accounts receivable and sales returns, inventory write-downs, useful lives of long-lived assets, valuation of deferred tax assets and uncertain tax positions, the measurement of stock-based compensation and the valuation of the Company’s various equity instruments. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Concentration of risk

As of September 30, 2013, three customers accounted for 58%, 20% and 12% of total accounts receivable. As of December 31, 2012, four customers accounted for 36%, 21%, 19% and 13% of total accounts receivable.

Revenue from Samsung Electronics Co., Ltd. (“Samsung”) accounted for 62% and 64% of total revenue for the three and nine months ended September 30, 2013, respectively, and 55% and 45% of total revenue for the three and nine months ended September 30, 2012, respectively. Apple Inc. (“Apple”) accounted for 20% and 23% of total revenue for the three and nine months ended September 30, 2013, respectively; and 21% and 31% of total revenue for the three and nine months ended September 30, 2012. Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”), a CM for Apple accounted for less than 10% of total revenue for both the three and nine months ended September 30, 2013, and 14% and 15% of total revenue for the three and nine months ended September 30, 2012, respectively.

Apple transitioned from the purchase of Audience’s processors to licensing of Audience’s processor IP for a royalty with respect to its 2011 mobile phone model and as a result the Company began to recognize royalty revenue in 2012. The licensing revenue accounted for 6% of total revenue for both the three and nine months ended September 30, 2013, respectively; and 21% and 31% of total revenue for the three and nine months ended September 30, 2012, respectively.

Revenue recognition

The Company derives revenue from the direct sale of voice and audio processors to CMs and OEMs and indirect sales of voice and audio processors to OEMs through distributors. The Company recognizes revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. The transfer of risk and reward of ownership to the customers is typically complete at the time of shipment as per the Company’s shipping terms. The Company also ships a portion of its products to the inventory hubs of CMs and recognizes the related revenue as the CMs notify the Company in writing that they have drawn its products from the hub, at which point delivery and transfer of title and risk of ownership have occurred.

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

The Company began to earn royalties in 2012 on mobile phones integrating its licensed processor IP from a single OEM. The Company recognizes royalty revenue based on mobile phone shipments reported during the quarter, assuming that all other revenue recognition criteria are met. The OEM generally reports shipment information within 45 days following the end of the OEM’s quarter. Since there is no reliable basis on which the Company can estimate its royalty revenues prior to obtaining the OEM’s reports from the licensees, the Company recognizes royalty revenues on a one-quarter lag. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular period in which the Company’s processor IP is integrated and enabled at the agreed-upon royalty rate.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (“AOCI”) to net income. This new guidance requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within the Company’s consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective for the Company’s interim period ending March 31, 2013. The Company adopted this guidance and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because the Company is an emerging growth company under the Jobs Act and has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations, or cash flows.

3. Consolidated balance sheet components

Inventories

Inventories as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Work in process	$6,403	$4,467
Finished goods	11,133	8,799

Total inventory	$17,536	$13,266

Property and equipment

Property and equipment, net as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Computers and equipment	$3,484	$2,596
Machinery and equipment	4,519	3,357
Software	3,449	839
Furniture and fixtures	493	488
Leasehold improvements	1,595	1,534
Construction in progress	19,419	6,808

Gross property and equipment	32,959	15,622
Accumulated depreciation and amortization	(5,886)	(3,821)

Property and equipment, net	$27,073	$11,801

Depreciation and amortization expense for the three and nine months ended September 30, 2013 was $0.8 million and $2.2 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2012 was $0.4 million and $1.1 million, respectively.

On June 5, 2012, the Company entered into a lease agreement for its headquarters. Pursuant to the lease agreement, the Company agreed to pay construction costs in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it was considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of September 30, 2013, the Company capitalized $19.4 million of assets as construction in progress, of which $2.2 million was incurred by the Company and $17.2 million was incurred by the landlord. The construction was completed and the lease commenced in the fourth quarter of 2013. The Company will assess whether the lease will be treated as a capital or operating lease under sale-leaseback accounting in the fourth quarter of 2013. See Note 8, “Commitments and contingencies” for additional details.

In November 2012, the Company started the implementation of its enterprise resources planning (“ERP”) system. In May 2013, the ERP system implementation was completed and as a result the Company capitalized $2.0 million related to the ERP system implementation project as software in property and equipment on the balance sheets. The estimated useful life is five years.

Other current assets

Other current assets as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Prepaid expenses	$4,059	$2,128
Security deposits	424	213
Deferred tax asset	1,233	1,233
Other	79	95

Other current assets	$5,795	$3,669

Accrued and other current liabilities

Accrued and other current liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Compensation	$5,392	$4,143
Professional fees	864	1,531
Accrued inventory	112	968
Income taxes payable	1,545	444
Lease payable	1,242	579
Other	3,370	1,563

Accrued and other current liabilities	$12,525	$9,228

Accumulated other comprehensive income

Accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 is comprised of unrealized gain on marketable securities, net of tax.

4. Marketable securities

The Company invests its excess cash primarily in U.S. government agency and treasury notes and money market funds that mature within one year.

All cash equivalents and marketable securities are classified as available-for-sale and are summarized as follows:

	September 30, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
	(in thousands)
Money market funds	$83,213	$83,213	$—	$—
U.S. Government agency, bonds and notes	21,869	21,866	5	(2)

Total cash equivalents and marketable securities	105,082	105,079	5	(2)
Cash	26,967	—	—	—

Total cash, cash equivalent and marketable securities	$132,049	$105,079	$5	$(2)

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheets and classified as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Cash equivalents	$83,213	$76,962
Short-term marketable securities	21,869	18,032

Total cash equivalents and marketable securities	105,082	94,994
Cash	26,967	32,644

Total cash, cash equivalent and marketable securities	$132,049	$127,638

The Company invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market.

5. Fair value measurements

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$83,213	$83,213	$—	$—
U.S. government agency, bonds and notes (2)	21,869	21,869	—	—

Total available-for-sale debt securities	$105,082	$105,082	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	U.S. government agency, bonds and notes are included in marketable securities on the condensed consolidated balance sheet.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds (1)	$76,962	$76,962	$—	$—
U.S. government agency, bonds and notes (2)	18,032	18,032	—	—

Total available-for-sale debt securities	$94,994	$94,994	$—	$—

(1)	Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)	U.S. government agency, bonds and notes are included in marketable securities on the condensed consolidated balance sheet.

6. Income taxes

Effective January 1, 2012, the Company implemented an international structure. The Company’s effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the partial valuation allowance on U.S. deferred tax assets, the utilization of research and development (“R&D”) credits subject to the tentative minimum tax limitation and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

The Company’s effective income tax rate was (7%) and 3% for the three months ended September 30, 2013 and 2012, respectively. The Company’s provision for income taxes was $0.2 million for both the three months ended September 30, 2013 and 2012. The decrease in effective income tax rate for the three months ended September 30, 2013 is primarily due to the third quarter loss before income taxes. For the nine months ended September 30, 2013 and 2012, the effective income tax rate was 45% and 3%, respectively. The provision for income taxes was $4.1 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in effective income tax rate and income tax provision for the nine months ended September 30, 2013 is primarily due to the increase in estimated U.S. income tax expenses as a result of the limitation on the utilization of the R&D credits and the decrease in the projected annual consolidated net income before tax for the year 2013. In the first quarter of 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal research and development tax credit retroactive to January 1, 2012. The impact on the financial statements from the additional credits was not material because of the partial valuation allowance on the U.S. deferred tax assets.

As of September 30, 2013, the Company had gross unrecognized tax benefits totaling $5.4 million. Approximately $4.4 million of the Company’s net unrecognized tax benefits, not including interest, if recognized, would affect its effective tax rate. One or more of these net unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the condensed consolidated statements of comprehensive income. As of September 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties due to its net operating losses and tax credits available to offset any tax adjustments. The Company does not believe that it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company evaluates both positive and negative evidence in determining the need for a valuation allowance, such as historical losses, recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources, and other risks inherent in the semiconductor industry. The Company gives significant weight to evidence that can be objectively verified. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. As of December 31, 2012, the Company released a valuation allowance of $2.0 million on U.S. federal deferred tax assets and had the remaining valuation allowance of $5.9 million on its U.S. deferred tax assets. With the Company’s earnings and anticipated future earnings, the Company believes it is reasonably possible that it may release some portion of the valuation allowance against its U.S. deferred income tax assets in the next 12 months. However, there can be no assurance of either the timing or amount of any reversal of the valuation allowance.

7. Earnings per share

Basic net income per share allocable to holders of common stock is computed by dividing the net income allocable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net income allocable to holders of common stock is calculated using the two-class method, as the Company previously issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings. Holders of the Company’s convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rates payable prior and in preference to any dividends on any shares of the Company’s common stock. After payment of these preferred stock dividends, any additional dividends were required to be distributed among the holders of convertible preferred stock and common stock pro rata (on an as-converted basis). The holders of the convertible preferred stock did not have a contractual obligation to share in Company’s losses. The Company considered its convertible preferred stock, which converted to common stock in connection with its IPO, to be participating securities. The two-class method requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the holders of common and preferred stock based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing net income allocable to holders of common stock (after the reduction for any undeclared preferred stock dividends assuming the distribution of current income for the period) by the weighted average number of shares of common stock outstanding.

In computing diluted net income allocable to holders of common stock, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income per share allocable to holders of common stock is computed by dividing the net income allocable to holders of common stock for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential shares of common stock is dilutive. Potential shares of common stock include incremental shares of common stock issuable upon the exercise of stock options, vesting of restricted stock units, conversion of preferred stock and exercise of warrants.

The Company is not required to present basic and diluted net income per share for securities other than its common stock. The following table sets forth the computation of basic and diluted net income per share under the two-class method attributable to common stockholders:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(2,321)	$3,664	$4,991	$12,158
Non-cumulative dividends to preferred stockholders	—	—	—	(2,248)
Undistributed earnings allocated to preferred stockholders	—	—	—	(3,709)

Net income (loss) - basic	(2,321)	3,664	4,991	6,201
Adjustment for undistributed earnings reallocated to the holders of common stock	—	—	—	521

Net income (loss) - diluted	$(2,321)	$3,664	$4,991	$6,722

Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	21,636	20,342	21,281	10,956
Weighted average effect of potentially dilutive securities:
Options to purchase common stock	—	2,699	1,816	2,789
Restricted stock units	—	—	1	—
Employee stock purchase plan	—	117	23	70
Common stock warrants	—	1	—	1

Diluted	21,636	23,159	23,121	13,816

Net income (loss) per share:
Basic	$(0.11)	$0.18	$0.23	$0.57

Diluted	$(0.11)	$0.16	$0.22	$0.49

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

The following potentially dilutive shares of common stock subject to options, restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have had an antidilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Options to purchase common stock	4,898	923	1,954	345
Convertible preferred stock (if-converted basis)	—	—	—	6,506
Restricted stock units	311	18	243	18

Total	5,209	941	2,197	6,869

8. Commitments and contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 2023. Rent expense for the three and nine months ended September 30, 2013 was $1.0 million and $2.8 million, respectively. Rent expense for the three and nine months ended September 30, 2012 was $0.7 million and $1.7 million, respectively. On June 5, 2012, the Company entered into a lease agreement for its headquarters, which consists of 87,565 square feet in Mountain View, California. The construction was completed and the lease commenced in the fourth quarter of 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is for ten years with an option to extend additional five years.

Pursuant to the lease agreement, the Company agreed to pay construction cost in excess of a certain amount, and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it is considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of September 30, 2013, the Company capitalized $19.4 million of assets as construction in progress, of which $2.2 million was incurred by the Company and $17.2 million incurred by the landlord. Of the $2.2 million incurred by the Company, $0.6 million was paid for construction costs, $0.5 million was paid to the landlord as a security deposit upon the execution of the lease and $1.1 million was accrued for tenant improvement overage allowance to the landlord. As a result, the corresponding liability of $17.2 million was reflected as a financing obligation for construction in progress on the condensed consolidated balance sheets. The liability of $17.2 million recorded on the Company’s condensed consolidated balance sheets will offset the future minimum lease payments. For the three and nine months ended of September 30, 2013, the Company also recorded non-cash rental expense of $0.2 million and $0.7 million associated with the lease of the land in which the construction project resides. The construction was completed and the lease commenced in the fourth quarter of 2013. The Company will assess whether the lease will be treated as a capital or operating lease under sale-leaseback accounting in the fourth quarter of 2013.

As of September 30, 2013 the Company’s total future minimum payments under noncancelable leases were $44.1 million.

Litigation

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. The Company believes that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses it may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

From time to time, the Company may be involved in other legal actions arising in the ordinary course of business.

Purchase commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company may cancel these purchase commitments at any time, however it is required to pay all costs incurred through the cancellation date. The Company rarely cancels these agreements once production has started. The Company had $22.0 million of open purchase commitments for inventory and $9.9 million of open purchase commitments for non-inventory items at September 30, 2013. The open purchase commitments are primarily due within the next 12 months.

9. Capital stock

Common stock

Under the Company’s certificate of incorporation, the Company was authorized to issue 500,000,000 shares of common stock as of September 30, 2013 and December 31 2012. The holder of each share of common stock is entitled to one vote. Common stockholders are entitled to dividends when and if declared by the Board of Directors. Since inception, the Company has not declared any cash dividends.

As of September 30, 2013 and December 31, 2012, the Company had reserved shares of its common stock for future issuance as follows:

	September 30,	December 31,
	2013	2012
Shares reserved for stock options and restricted stock units	5,283,592	5,190,358
Shares reserved for employee stock purchase plan	286,234	268,505
Shares reserved for warrants	—	1,333

10. Warrants

In connection with the Company’s line of credit agreement with Silicon Valley Bank (“SVB”), the Company issued warrants to purchase 1,333 shares of Series E convertible preferred stock at per share exercise price of $3.67. Upon the close of the Company’s IPO on May 15, 2012, the warrants to purchase 1,333 shares of preferred stock were converted to warrants to purchase common stock. On February 20, 2013, SVB net exercised the warrants and the Company issued 976 shares to net settle the warrants. As of September 30, 2013, the warrants had been exercised in full and were no longer outstanding.

11. Stock-based compensation and awards

The following is a summary of option activity under the Company’s 2001 Stock Option Plan (the “2001 Plan”) and 2011 Equity Incentive Plan (the “2011 Plan”) for the nine months ended September 30, 2013:

	Outstanding options
	Number of shares	Weighted average exercise price
Balances at December 31, 2012	4,568,309	$6.23
Options granted	1,328,035	13.96
Options exercised	(813,392)	2.92
Options cancelled	(545,922)	14.82

Balances at September 30, 2013	4,537,030	$8.05

The options granted and cancelled for the nine months ended September 30, 2013 in the table above include options that were exchanged under the Company’s stock option exchange program on February 5, 2013. Pursuant to the exchange offer, the Company accepted for cancellation options to purchase an aggregate of 239,945 shares of its common stock, which were cancelled as of February 5, 2013, and, in exchange, granted new options to purchase an aggregate of 223,946 shares of its common stock. The exercise price per share of the new options granted in the offer was $14.79, the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on February 5, 2013. Each new grant began a new vesting period commencing on the date of grant over four years. The unamortized expense of the cancelled grants was added to the incremental grant date fair value of the replacement grants, and the combined value will be amortized over the vesting period of the new grant. The incremental grant date fair value of the replacement grants was approximately $0.2 million.

On September 19, 2013, our Compensation Committee of the Board of Directors approved an amendment to our 2011 Employee Stock Purchase Plan to provide for overlapping 24 month offering periods comprised of four six month purchase periods, which will be effective as of November 15, 2013. In the event that the fair market value of our common stock on the purchase date is lower than the closing sales price of our common stock on the first day of the offering period, the applicable offering period will be automatically terminated and each participant in the applicable offering period will be automatically enrolled in the new 24 month offering period then commencing.

The following is a summary of unvested restricted stock units (“RSU”) activity for the nine months ended September 30, 2013:

	RSUs outstanding
	Number of Shares	Weighted average grant price
Balance at December 31, 2012	17,500	$21.88
RSU granted	354,300	13.97
RSU vested	(31,210)	15.45
RSU forfeited	(19,062)	14.36

Balance at September 30, 2013	321,528	$14.23

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenue	$82	$50	$226	$104
Research and development	594	346	1,571	695
Selling, general and administrative	876	666	2,398	1,391

Stock-based compensation expense	$1,552	$1,062	$4,195	$2,190

At September 30, 2013, the Company had $10.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock-based awards that it expects to recognize over a weighted average period of 3.5 years.

At September 30, 2013, total unrecognized estimated compensation expense related to unvested RSUs granted, net of estimated forfeitures was $4.4 million, which is expected to be recognized over a weighted average period of 3.4 years.

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

On July 6, 2011, the Company amended its line of credit agreement with Silicon Valley Bank. Among other changes, the amendment (i) increases the Company’s line of credit from $5.0 million to $10.0 million and extends the availability of the line until July 6, 2013; (ii) provides that the Company may borrow up to $2.0 million (of the $10.0 million) without reference to the value of its accounts receivable or purchase orders; (iii) changes the applicable interest rate on the line of credit to the following: (a) for prime rate loans, a range from the bank’s prime rate to the prime rate plus 0.35% per annum (the higher rate is applicable if the quick ratio falls below 1.25:1.00), or (b) for LIBOR loans, LIBOR plus 1.75% per annum; and (iv) replaces the credit facility’s financial tests based on net cash balances with a condition that the Company maintains a quick ratio of at least 1.25:1.00 (used to determine borrowing eligibility and interest rate). The amendment also removed the covenant that the Company maintains a quick ratio of 1.50:1.00 while equipment loans remain outstanding. The Company was in compliance with all covenants and no amounts were outstanding at September 30, 2013 and December 31, 2012. Before the expiration of the line of credit in September 2013, the maturity date of the line of credit was extended to March 31, 2014.

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

Apple, one of the Company’s OEMs, transitioned the majority of its business in 2012 from the purchase of the Company’s processors to licensing of its processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize royalty revenue in 2012, which accounted for 6% of total revenue for both the three and nine months ended September 30, 2013 respectively, and 21% and 31% of total revenue for the three and nine months ended September 30, 2012. The decrease in revenue generated in the US is primarily due to the declining demand for Apple’s 2011 model mobile phones after the introduction of Apple’s 2012 and 2013 model mobile phones, in which our processor IP is not enabled.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Korea	$21,630	$23,162	$81,511	$49,311
China	10,673	8,540	36,484	22,697
Other	142	158	293	347
United States	2,007	8,891	8,702	32,861

Total	$34,452	$40,751	$126,990	$105,216

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

We recorded total revenue of $34.5 million and $127.0 million for the three and nine months ended September 30, 2013, respectively; and $40.8 million and $105.2 million for the three and nine months ended September 30, 2012, respectively. We recorded net loss of $2.3 million and net income of $5.0 million for the three and nine months ended September 30, 2013, respectively; and net income of $3.7 million and $12.2 million for the three and nine months ended September 30, 2012, respectively.

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

We estimate the life cycle of our OEMs’ mobile devices on the basis of our history with the OEM, the type of mobile device and discussions with our OEMs. A given design win for our processors or processor IP can generate a wide range of sales volumes for our voice and audio processors, depending on the market demand for our OEMs’ mobile devices. The market demand for our OEMs’ mobile devices, in turn, can depend on a number of factors, including the reputation of the OEM, the geographic markets in which the OEM intends to introduce the mobile devices and whether the MNOs on whose networks the mobile devices are designed to operate provide marketing and subsidies for the mobile devices.

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Samsung Electronics Co., Ltd. (“Samsung”) accounted for 62% and 64% of our total revenue for the three and nine months ended September 30, 2013, respectively, and 55% and 45% of our total revenue for the three and nine months ended September 30, 2012, respectively. Apple Inc. (“Apple”) accounted for 20% and 23% of total revenue for the three and nine months ended September 30, 2013, respectively; and 21% and 31% of our total revenue for the three and nine months ended September 30, 2012. Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”), Apple’s CM, accounted for less than 10% of total revenue for both the three and nine months ended September 30, 2013, and 14% and 15% of total revenue for the three and nine months ended September 30, 2012, respectively. Apple transitioned from the purchase of our processors to the licensing of our processor IP for loyalty revenue with respect to their 2011 model of its mobile phone. We began to recognize royalty revenue in 2012, which accounted for 6% of total revenue for both the three and nine months ended September 30, 2013, respectively; and 21% and 31% of our total revenue for the three and nine months ended September 30, 2012, respectively. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2013 and 2012.

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

Fluctuations in the demand for the products of our large OEMs have a significant impact on our business. For example, we announced in August 2013 that as a result of lower than anticipated demand for Samsung’s high end smart phones, we expected that our revenue would decline significantly in the quarter ended September 30, 2013 and that we would incur a net loss. In October 2013, we also announced that continued weakness in demand for high end smart phones from Samsung was expected to continue in the three months ending December 31, 2013. Although our diversification of OEMs has improved over time and has increased on an absolute dollar basis, OEMs other than Samsung and Apple represented less than 20% and 15% of our revenue in the three and nine months ended September 30, 2013, respectively. Further, we do not expect additional sales to these other OEMs to make up the short-fall in our revenue from reduced sales of our processors to Samsung. Because our operating expenses are primarily related to personnel, we do not anticipate that we will make material reductions in these expenses in the short-term to respond to lower revenue as many of our personnel are engaged in new product development and sales diversification efforts. We cannot predict how long the impact on Samsung’s products, and thus ours, will last. Consistent with our experience with Samsung, we anticipate that over time, demand fluctuations from any single OEM which represents a significant portion of our revenue will impact our operating results.

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

Our arrangement with one of our OEMs

On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement with this OEM, we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from Foxconn and Protek (Shanghai) Limited and its affiliates (collectively, “Protek”); however, we cannot assure you that Foxconn and Protek will continue to purchase our processors in similar volumes, or at all. To date, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In September 2012, we concluded and announced our belief that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phone. Based on this OEM’s subsequent royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 and 2013 models of its mobile phones. As a result, our royalty revenue declined substantially starting in the last quarter of 2012 and we expect it to continue to decline. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed.

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

Our royalty revenue from the 2011 model of this mobile phone has declined as consumers focus on this OEM’s 2012 and 2013 model mobile phones and we anticipate that it will continue to decline as consumers anticipate the launch of this OEM’s future model mobile phones. Although we are unable to determine when this OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer of the 2011 models of its mobile phones and at some point we will cease to receive royalty revenue from this model.

Our royalty revenue lags the sales from this model of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

Components of our results of operations

Revenue

To date, we have generated hardware revenue from sales of our voice and audio processors and we expect the sale of our processors to continue to represent the substantial majority of our revenue. We sell processors through three separate channels. First, for certain OEMs, we ship our voice and audio processors directly and recognize revenue at the time of delivery and title transfer. The transfer of risk and reward of ownership to the customers is typically complete at the time of shipments as per our shipping terms. Second, we ship a portion of our products to the inventory hubs of CMs and recognize the related revenue as the CMs notify us in writing that they have drawn our products from the hub, at which point delivery and transfer of title and risk of ownership has occurred. Our sales to Foxconn are an example of this type of arrangement. Third, we ship a small portion of our products to our distributors under our shipping terms. These distributors tend to buy from us at the request of specific OEMs, and we recognize revenue on sales to distributors when the distributor notifies us in writing of the final resale of our products.

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

We recognize royalty revenue on the basis of the number of mobile phones sold that incorporate our processor IP. We are reliant on the accuracy of shipment reports, which we receive no later than 45 days after the OEM’s fiscal quarter end, in order to calculate our royalty revenue. Our royalty revenue recognition lags the sales of mobile phones that integrate our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty revenue or seek redress for reports we believe are not accurate and we have no experience in testing and evaluating the accuracy of the data we will receive. Our royalty revenue declined substantially in the fourth quarter of 2012 and thereafter, and we expect it to continue to decline. In addition, we believe that it is unlikely that this OEM will enable our processor IP or license new processor IP for future mobile phones or other devices.

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

Operating expenses

We classify our operating expenses as either research and development or selling, general and administrative. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In the near term, we expect to hire additional employees and in any particular period, the timing of additional hires could materially affect our operating expenses.

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

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

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

Results of operations

Comparison of the three months ended September 30, 2013 and 2012

The following sets forth our operating results for the three months ended September 30, 2013 and 2012. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Three months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Revenue:
Hardware	$32,445	$32,252	$193	1%
% of total revenue	94%	79%
Licensing	2,007	8,499	(6,492)	(76%)
% of total revenue	6%	21%

Total revenue	$34,452	$40,751	$(6,299)	(15%)

Hardware revenue for the three months ended September 30, 2013 was $32.4 million, compared to $32.3 million for the three months ended September 30, 2012, an increase of $0.2 million, or 1%.

Licensing revenue for the three months ended September 30, 2013 was $2.0 million, compared to $8.5 million for the three months ended September 30, 2012, a decrease of $6.5 million or 76%. The decrease in licensing revenue for the three months ended September 30, 2013 was the result of declining demand for Apple’s 2011 model mobile phones after the introduction of its 2012 and 2013 models, in which our processor IP is not enabled.

For the three months ended September 30, 2013, Samsung and Apple revenue accounted for 62% and 20% of total revenue, respectively. For the three months ended September 30, 2012, revenue from Samsung, Apple and Foxconn accounted for 55%, 21% and 14% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue for the three months ended September 30, 2013 and 2012.

Revenue by geography

	Three months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Korea	$21,630	$23,162	$(1,532)	(7%)
China	10,673	8,540	2,133	25%
Other	142	158	(16)	(10%)
United States	2,007	8,891	(6,884)	(77%)

Total	$34,452	$40,751	$(6,299)	(15%)

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. Revenue generated in Asia represented 94% and 78% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. Revenue generated in China increased $2.1 million for the three months ended September 30, 2013 compared to the same period in 2012 and was primarily due to the continued market expansion in that region.

Revenue generated in the United States primarily comprised of our licensing revenue which represented 6% and 21% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. Revenue generated in the United States decreased $6.9 million for the three months ended September 30, 2013 compared to the same period in 2012 and was primarily due to the result of declining sales of Apple’s prior mobile phone models after the introduction of its 2012 and 2013 models, in which our processor IP is not enabled.

Cost of revenue and gross profit

	Three months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$15,179	$18,355	$(3,176)	(17%)
% of total revenue	44%	45%
Gross profit	19,273	22,396	(3,123)	(14%)
% of total revenue	56%	55%

Cost of revenue for the three months ended September 30, 2013 was $15.2 million, compared to $18.4 million for the three months ended September 30, 2012, a decrease of $3.2 million, or 17%. The decrease was primarily due to decreased sales volume of our processors and lower excess and obsolete inventory charges of $1.5 million. Gross margin percentage was 56% and 55% for the three months ended September 30, 2013 and 2012, respectively. The increase in gross margin percentage was due to the increased sales of higher margin products and lower excess and obsolescence charges of $1.5 million, offset by lower royalty revenue.

Operating expenses

	Three months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Research and development	$11,499	$9,501	$1,998	21%
% of total revenue	33%	23%
Selling, general and administrative	9,929	9,102	827	9%
% of total revenue	29%	22%

Total operating expenses	$21,428	$18,603	$2,825	15%

Research and development. Research and development expenses for the three months ended September 30, 2013 were $11.5 million, compared to $9.5 million for the three months ended September 30, 2012, an increase of $2.0 million, or 21%. The increase was primarily due to additional headcount resulting in a $1.5 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Facility and information technology costs increased $0.2 million primarily to support the overall increased headcount. Depreciation costs increased $0.2 million due to the increase of fixed assets. Licensing costs increased $0.2 million in order to support research and development initiatives. These increases were partly offset by the decrease in mask sets and related cost of pre-production products of $0.4 million.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2013 were $9.9 million, compared to $9.1 million for the three months ended September 30, 2012, an increase of $0.8 million, or 9%. The increase was primarily due to additional headcount resulting in a $0.7 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Depreciation costs increased $0.2 million due to the increase of fixed assets. These increases were partly offset by a decrease of $0.1 million in legal and consulting services.

Comparison of the nine months ended September 30, 2013 and 2012

The following sets forth our operating results for the nine months ended September 30, 2013 and 2012. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Nine months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Revenue:
Hardware	$118,901	$72,805	$46,096	63%
% of total revenue	94%	69%
Licensing	8,089	32,411	(24,322)	(75%)
% of total revenue	6%	31%

Total revenue	$126,990	$105,216	$21,774	21%

Hardware revenue for the nine months ended September 30, 2013 was $118.9 million, compared to $72.8 million for the nine months ended September 30, 2012, an increase of $46 million, or 63%. The increase was due primarily to $32.8 million increase in sales of our voice and audio processors to Samsung and the remaining increase was due to increase in sales to other customers.

Licensing revenue for the nine months ended September 30, 2013 was $8.1 million, compared to $32.4 million for the nine months ended September 30, 2012, a decrease of $24.3 million, or 75%. The decrease in licensing revenue for the nine months ended September 30, 2013 was the result of declining demand for Apple’s 2011 model mobile phones after the introduction of Apple’s 2012 and 2013 models, in which our processor IP is not enabled.

For the nine months ended September 30, 2013, Samsung and Apple revenue accounted for 64% and 23% of total revenue, respectively. For the nine months ended September 30, 2012, revenue from Samsung, Apple and Foxconn accounted for 45%, 31% and 15% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue for the nine months ended September 30, 2013 and 2012.

Revenue by geography

	Nine months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Korea	$81,511	$49,311	$32,200	65%
China	36,484	22,697	13,787	61%
Other	293	347	(54)	(16%)
United States	8,702	32,861	(24,159)	(74%)

Total	$126,990	$105,216	$21,774	21%

Revenue generated in Asia represented 93% and 69% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively. Revenue generated in Korea increased $32.2 million for the nine months ended September 30, 2013 compared to the same period in 2012 and was primarily due to the increase in sales of our voice and audio processors to Samsung.

Revenue generated in the United States primarily comprised of our licensing revenue which represented 6% and 31% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively. Revenue generated in the United States decreased $24.2 million for the nine months ended September 30, 2013 compared to the same period in 2012 and was primarily due to the result of declining sales of Apple’s prior mobile phone models after the introduction of its 2012 and 2013 models, in which our processor IP is not enabled.

Cost of revenue and gross profit

	Nine months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$55,461	$44,392	$11,069	25%
% of total revenue	44%	42%
Gross profit	71,529	60,824	10,705	18%
% of total revenue	56%	58%

Cost of revenue for the nine months ended September 30, 2013 was $55.5 million, compared to $44.4 million for the nine months ended September 30, 2012, an increase of $11.1 million, or 25%. The increase was primarily due to increased sales volume of our processors which was partly offset by the lower excess and obsolete inventory charges of $2.6 million. Gross margin was 56% and 58% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin percentage was due to lower royalty revenue, offset by lower excess and obsolescence charges of $2.6 million and increased sales of higher margin products.

Operating expenses

	Nine months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Research and development	$31,298	$23,047	$8,251	36%
% of total revenue	25%	22%
Selling, general and administrative	31,067	24,773	6,294	25%
% of total revenue	24%	24%

Total operating expenses	$62,365	$47,820	$14,545	30%

Research and development. Research and development expenses for the nine months ended September 30, 2013 were $31.3 million, compared to $23.0 million for the nine months ended September 30, 2012, an increase of $8.3 million, or 36%. The increase was primarily due to additional headcount resulting in a $5.6 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Facility and information technology costs increased $1.1 million primarily due to India design center facility lease that started in July 2012 and also to support overall increase in headcount. Depreciation costs increased $0.6 million due to increase of fixed assets. Licensing costs increased $0.9 million in order to support research and development initiatives. Additionally, our research and development expense reimbursement decreased $1.3 million for cash received for the performance of nonrecurring engineering work. These increases were offset by a $0.7 million decrease in professional and consulting services primarily due to shifting of the cost from R&D consulting to additional headcount as a result of the launch of our India design center, and decrease in mask sets and related costs of pre-production products of $0.6 million.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2013 were $31.1 million, compared to $24.8 million for the nine months ended September 30, 2012, an increase of $6.3 million, or 25%. The increase was primarily due to additional headcount resulting in a $3.9 million increase in salaries, employee-related benefits, stock-based compensation expense and travel costs. Facility and information technology costs increased $0.4 million primarily to support the increased headcount and infrastructure. Depreciation costs increased $0.5 million due to increase of fixed assets and licensing costs increased $0.2 million. In addition, legal and consulting services increased $0.8 million primarily due to the compliance costs associated with being a public company and other matters.

Other expense, net

	Nine months ended September 30,		Change
	2013	2012	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(209)	$(504)	$295	59%

Other expense, net for the nine months ended September 30, 2013 was an expense of $209,000 compared to an expense of $504,000 for the nine months ended September 30, 2012, a decrease of $295,000 or 59%. The expense decrease was primarily due to the $290,000 mark-to-market adjustments in the fair value of our convertible stock warrants in 2012 which were exercised or became warrants to purchase common stock upon the closing of our initial public offering (“IPO”) on May 15, 2012.

Income tax expense

Income tax expense for the nine months ended September 30, 2013 was $4.1 million, compared to $0.4 million for the nine months ended September 30, 2012. The increase was primarily related to income taxes in the United States as a result of the limitation on the Company’s use of its R&D credits to offset its U.S. taxable income.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and as of September 30, 2013, we had an accumulated deficit of $21.6 million. We have funded our operations primarily with proceeds from the sale of an aggregate of $74.3 million of convertible preferred stock, which converted to our common stock on May 15, 2012 in connection with our IPO, and positive cash flow from our operations.

On May 15, 2012, we closed our IPO with total gross proceeds from the offering of $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us were approximately $91.5 million. As of September 30, 2013, we had cash and cash equivalents of $110.2 million, marketable securities of $21.9 million, no debt and future lease payment obligations of $44.1 million.

As of September 30, 2013, we had access to a $10.0 million revolving line of credit, with available funds based on eligible accounts receivable and customer purchase orders. Our master loan agreement for our revolving line of credit contains covenants with which we were in compliance and we had no amount outstanding as of September 30, 2013. Before the expiration of the line of credit in September 2013, the maturity date of the line of credit was extended to March 31, 2014.

Despite our anticipated net losses, we believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next 12 months. We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing customer base or achieving profitability. Failure to generate sufficient revenue or control costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on terms acceptable to us, or at all, and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs. If we are unable to obtain additional financing, it could have a material adverse effect on our business, financial condition, operating results and cash flows and ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Our cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$5,508	$18,880
Net cash used in investing activities	(9,289)	(25,794)
Net cash provided by financing activities	4,355	88,635
Effect of exchange rate on cash and cash equivalents	—	31

Net increase in cash and cash equivalents	574	81,752
Cash and cash equivalents:
Beginning of period	109,606	15,983

End of period	$110,180	$97,735

Cash flows from operating activities. Net cash provided by operating activities of $5.5 million for the nine months ended September 30, 2013 was primarily attributable to net income of $5.0 million adjusted for non-cash items such as stock-based compensation of $4.2 million, depreciation and amortization expense of $2.2 million and excess tax benefits from stock options of ($0.8) million. Account receivable decreased by $3.8 million primarily due to the timing of cash receipts, and accrued and other liabilities increased by $3.1 million primarily due to an increase in compensation accrual, tax accrual and tenant improvement overage accrual. The net cash provided by operating activities was partially offset by an increase in inventory of $4.6 million to satisfy anticipated demand of our next generation voice and audio processors and a decrease in account payable of $7.5 million due to the timing of vendor payments related to inventory and operating expenses.

For the nine months ended September 30, 2012, net cash provided by operating activities was $18.9 million. The increase in net cash provided by operating activities was attributable to net income of $12.2 million primarily due to the receipt of royalty revenue from a single OEM without any use of cash to purchase inventory to support the revenue. Non-cash items such as stock-based compensation of $2.2 million, depreciation and amortization expense of $1.1 million, and write-down of inventory to net realizable value of $3.0 million also contributed to the cash provided by operating activities. Inventory decrease of $5.8 million due to the sell-through of built up inventory and accrued and other liabilities increase of $2.9 million, which was primarily due to the new employee stock purchase plan and increase accrual due to compensation accrual as a result of increased headcount have also contributed to the net cash provided by operating activities. The cash provided by operating activities were partially offset by an increase in account receivable of $4.8 million due to the timing of the cash receipts, increase in other assets of $1.8 million and decrease in account payable of $1.7 million due to the timing of vendor payments.

Cash flows from investing activities. Net cash used in investing activities of $9.3 million for the nine months ended September 30, 2013 consisted primarily of the purchase of marketable securities of $21.9 million and the purchases and prepayments of property and equipment of $5.4 million primarily due to the implementation of our enterprise resources planning (“ERP”) system, additional system infrastructure to support the ERP system, and prepayment deposits related to furniture and fixtures to our new headquarters. These purchases were offset by the proceeds from the sale and maturities of marketable securities of $18.0 million.

Net cash used in investing activities was $25.8 million for the nine months ended September 30, 2012, due primarily to purchases of marketable securities of $22.1 million and purchases of property and equipment of $3.7 million to support the growth in our business.

Cash flows from financing activities. Net cash provided by financing activities of $4.4 million for the nine months ended September 30, 2013 was primarily due to proceeds from the exercise of employee stock options and employee stock purchase plan of $3.7 million and excess tax benefits from stock options of $0.8 million. The excess tax benefits reflected as a financing cash inflow represents excess tax benefits realized relating to share-based payments to our employees and directors, in accordance with Accounting Standards Codification 718 – Stock Compensation. A corresponding cash outflow is included in cash flows from operating activities.

Net cash provided by financing activities of $88.6 million for the nine months ended September 30, 2012 was primarily due to the proceeds received from our IPO, net of underwriting discounts and commissions of $91.5 million, the proceeds received from the exercise of our preferred stock warrants of $0.4 million, and the proceeds received from the exercise of our stock options of $0.5 million. The net cash provided by financing activities was partially offset by the payment of our offering costs of $3.7 million associated with our IPO.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual obligations and commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. We may cancel these purchase commitments at any time, however we are required to pay all costs incurred through the cancellation date. We rarely cancel these agreements once production has started. We had $22.0 million of open purchase commitments for inventory and $9.9 million of open purchase commitments for non-inventory items at September 30, 2013. The open purchase commitments are primarily due within the next 12 months.

On June 5, 2012, we entered into a lease agreement for our headquarters, which consists of 87,565 square feet in Mountain View, California. The construction was completed and the lease commenced in the fourth quarter of 2013. The lease term is for ten years with an option to extend for an additional five years. We agreed to pay construction cost in excess of a certain amount, and we have certain indemnification obligations related to the construction. As a result of our involvement during the construction period, we are considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction. As of September 30, 2013, we capitalized $19.4 million of assets as construction in progress, of which $2.2 million was incurred by us and $17.2 million incurred by the landlord. Of the $2.2 million incurred by us, $0.6 million was paid for construction costs, $0.5 million was paid by the landlord as a security deposit upon the execution of the lease and $1.1 million was accrued for tenant improvement overage allowance to the landlord. As a result, the corresponding liability of $17.2 million was reflected as a financing obligation for construction in progress on the condensed consolidated balance sheets. The liability of $17.2 million recorded on our condensed consolidated balance sheets will offset our future minimum lease payments. We will assess whether the lease will be treated as a capital or operating lease under sale-leaseback accounting in the fourth quarter of 2013.

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

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because we are an emerging growth company under the Jobs Act and have elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. We did not elect for an early adoption of this new guidance. We are currently evaluating the impact this guidance may have on our financial position, results of operations, or cash flows.

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

As of September 30, 2013, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of September 30, 2013.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

We had cash and cash equivalents of $110.2 million as of September 30, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. We also had an investment portfolio of $21.9 million as of September 30, 2013, consisting of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds and U.S. government bonds and notes. These investments are classified as available-for-sales and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as component of accumulated other comprehensive income in stockholders’ equity. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

ITEM 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

On May 1, 2013, the Company completed the installation and integration of a new ERP system which upgraded our information system capabilities, and improved our business processes and financial reporting system. In addition to these objectives, the new system is expected to result in enhanced internal controls. We determined that there were no other changes in our internal control over financial reporting during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

For the nine months ended September 30, 2013 and 2012, Samsung accounted for 64% and 45% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us and may seek second sources. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

In the past, we were substantially dependent on Apple and its CMs for our revenue. Our relationship with this OEM is undergoing a significant transition, which may have a material and negative effect on our business, financial condition, operating results and cash flows.

We sell our products to Apple and also license our processor IP to this OEM. For the three and nine months ended September 30, 2013, Apple accounted for 20% and 23% of our total revenue, respectively. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sell custom processors to Foxconn and Protek and license our processor IP to this OEM for mobile phones. Based on this OEM’s royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 and 2013 models of its mobile phones. As a result, our royalty revenue declined substantially commencing in the three months ended December 31, 2012, and we expect it to continue to decline thereafter. In addition, we believe that it is unlikely that this OEM would enable our processor IP or license new processor IP for future mobile phones or other devices. This OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed. In the event that we do not receive royalties from new generations of this OEM’s mobile devices and the demand for the mobile devices in which our processor IP is currently enabled declines, our revenue and profits will suffer. Although we may replace the revenue with processor sales to other OEMs, our gross margins may decline as we incur expenses for manufacturing those processors that we do not incur with processor IP.

With respect to an older model of mobile phone for which we sell our processors to this OEM’s CMs, this OEM may also elect to stockpile inventory of these processors in anticipation of the time that this model may reach the end of its product lifecycle. We expect sales of our processors to CMs for this OEM for older generation mobile phones will decline as newer models take market share from older models. If we fail to anticipate the end of life of this model of mobile phone, we may also overestimate the level of inventory needed to satisfy demand for this processor and may incur charges for excess and obsolete inventory. If sales to other OEMs do not increase sufficiently to offset the decline, our total revenue may also decline.

Our royalty revenue from the 2011 model of this mobile phone has declined as consumers focus on this OEM’s 2012 and 2013 model mobile phone and we anticipate that it will continue to decline as consumers anticipate the launch of this OEM’s future model mobile phones. Although we are unable to determine when the OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer units of the 2011 model and at some point we will cease to receive royalty revenue for this model. In the event that our royalty revenue declines or we cease to receive royalty revenue from the mobile devices in which our processor IP is currently enabled, our revenue and profits will suffer and our gross margins may decline.

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

If one or more of our existing OEMs were to decide not to use our processors or processor IP, that decision could harm our brand and impair our ability to maintain or extend our relationships with our other OEMs or establish new OEM relationships. For example, Apple’s decision not to enable our processor IP in its 2012 and 2013 mobile phones may adversely impact other OEMs’ willingness to award design wins to us.

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

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income in the nine months ended September 30, 2013, the years 2012, 2011 and 2010 of $5.0 million, $15.6 million, $8.3 million and $4.8 million, respectively, we incurred net losses of $16.8 million in 2009 and $14.5 million in 2008. As of September 30, 2013, our accumulated deficit was $21.6 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. For example, we announced in October 2013 that we expected to incur a net loss in the three months ending December 31, 2013.

Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we have been profitable each year since 2010, we may not be able to sustain profitability in the future. Failure to sustain profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

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

If the capability of noise suppression hardware and/or software solutions offered by our competitors continues to increase, the average selling prices of our noise suppression products may decline. We may not be able to introduce additional, desired functionality into our products in a timely enough manner to prevent the price erosion of our products. If the average selling prices for our existing products decline without offsetting cost reductions and we are unable to introduce and develop significant demand for higher margin processors, we may be unable to maintain our gross margins and our revenue may decline.

If we are unsuccessful in developing, selling or licensing new products that achieve market acceptance, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced.

We compete in a market characterized by rapid technological change, frequent new product introductions, changing OEM needs, evolving MNO requirements and increasing user demands. We expect technical requirements of voice and audio solutions in mobile devices to evolve rapidly. Improvements in existing technologies and applications may reduce or eliminate the need for our products or our competitors may improve their product performance. The role played by our products may also be filled by products combining voice and audio processing and other aspects of the voice and audio subsystem. Improvements in other emerging technologies, such as reduction of background noise through MNO network components, could have a similar effect. Our future growth depends on our ability to anticipate future market needs and to successfully design, develop, market and sell new products that provide increasingly higher levels of user experience, performance, functionality and reliability that meet the cost expectations of our OEMs. We may also need to expand our product portfolio to perform some of the other functions of the voice and audio subsystems in mobile devices to achieve widespread market acceptance. In the event that noise suppression as a stand-alone feature is offered by competitors as a software solution or in combination with other hardware, our noise reduction products may be less attractive to OEMs. Developing our products is expensive and the development investment may involve a long payback cycle. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and extend our competitive position.

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

The largest component of our cost of revenue is production costs of our processors. We have made, and expect to continue to make, significant efforts to reduce the cost of our processors, including but not limited to wafer costs. Our processors are fabricated by Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) and GLOBALFOUNDRIES Inc. (“GlobalFoundries”), for both which we are not a large customer. We rely on third parties, such as Signetics Corporation for assembly, packaging and test. The low volume of our orders relative to other customers at these suppliers makes it difficult for us to control the cost of the fabrication of our processors. As compared to our larger competitors, we typically do not purchase a sufficiently high volume of wafers and services to obtain the discounts that our larger competitors may be able to obtain from their foundries and other suppliers. We do not have long-term supply contracts with our suppliers. If we are unable to reduce, or maintain controls over, our cost of manufacturing relative to our selling prices, our business, financial condition, operating results and cash flows could be materially and adversely impacted.

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

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. We have also expanded our international operations and as of September 30, 2013 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

The implementation of our new ERP system could disrupt our business and adversely affect our financial results.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of

September 30, 2013, we had 31 issued U.S. patents, 95 pending U.S. patent applications, 44 pending foreign patent applications and six issued foreign patents. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The amended complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, we and the other defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, we and the other defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses it may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

As of September 30, 2013, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 60% of our outstanding common stock. As a result, these stockholders, if acting together, are able to determine all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to control the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 6. Exhibits

Exhibit number	Description	Incorporated by reference herein
		Form	Date

10.5#	Amended and Restated 2011 Employee Stock Purchase Plan and form of agreements used thereunder.

10.7.5	Fifth Amendment to Loan and Security Agreement by and between Audience, Inc. and Silicon Valley Bank dated September 30, 2013.	Current Report on Form 8-K	October 4, 2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: November 14, 2013	By:	/s/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: November 14, 2013	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit number	Description	Incorporated by reference herein
		Form	Date

10.5#	Amended and Restated 2011 Employee Stock Purchase Plan and form of agreements used thereunder.

10.7.5	Fifth Amendment to Loan and Security Agreement by and between Audience, Inc. and Silicon Valley Bank dated September 30, 2013.	Current Report on Form 8-K	October 4, 2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.