Form 10-K
period 2013-12-31
AUDIENCE INC
filed 2014-03-14
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $134.5 million based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock, $.001 par value, was 22,260,766 as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the registrant’s definitive Proxy Statement for the 2014 annual meeting of stockholders where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year covered by this Form 10-K.

AUDIENCE, INC.

Fiscal Year 2013

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

We were founded in 2000 and initially targeted the rapidly growing mobile device market, including mobile phones, media tablets and mobile PCs. We began production shipments in 2008 and, as of December 31, 2013, had sold over 400 million processors to our OEM customers. In addition to the mobile device market, we believe that our voice and audio technology is applicable to a broad range of other market segments, including automobile infotainment systems, digital cameras, digital televisions, headsets and set top boxes, although we have not yet released products for those specific market segments. We outsource the manufacture of our voice and audio processors to independent foundries and use third parties for assembly, packaging, test and logistics. We had total revenue of $ 160.1 million, $143.9 million and $97.7 million for 2013, 2012 and 2011, respectively. We had net income of $2.1 million, $15.6 million and $8.3 million for 2013, 2012 and 2011, respectively.

Historically, our revenue has been significantly concentrated in a small number of OEMs, contract manufacturers (“CMs”) and distributors and we expect that concentration to continue for the foreseeable future. Samsung Electronics Co., Ltd. (“Samsung”) represented 63%, 48% and 20% of our total revenue in 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011, one of our largest OEMs, Apple Inc. (“Apple”) and its CMs, Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”) and Protek (Shanghai) Limited and its affiliates (collectively, “Protek”), represented 21%, 46% and 75% of our total revenue, respectively. We expect that our total revenue from Apple and its CMs will decline as end users focus on Apple’s 2012 and 2013 model mobile phones and the earlier models in which our processors or semiconductor intellectual property (“processor IP”) are included decline in sales or become obsolete and are no longer produced. We also receive a lower royalty per mobile device than the selling price of a stand-alone processor.

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

Industry challenges and our competitive strengths

The mobile environment is noisy and the isolation of voice from background noise is very difficult. Removing background noise while preserving speech quality is challenging. Nonstationary noise, such as voice or music, which constantly changes in both frequency and loudness, is particularly problematic and is especially difficult to remove without affecting speech quality. An effective solution should be able to remove all noise types, in almost all conditions, without harming speech quality. Our proprietary platform offers high-quality voice and audio performance at low power by leveraging our purpose-built DSPs and algorithms. Our CASA-based architecture scales with compute power and across new applications and use cases. We believe this ability to scale our technology differentiates us from alternative approaches to voice and audio quality. Additionally, the flexibility of our platform’s design interface makes it easy for customers to integrate our products into a wide range of mobile devices. More than 60% of our research and development team have advanced engineering degrees and many are leading innovators in CASA, speech analysis and coding, spatial audio and acoustics, among other disciplines.

Implementing high-quality voice and audio solutions on mobile devices is challenging and requires close industry partnerships. Mobile devices are small, thereby limiting any opportunity to spread out or use a large number of microphones to locate the desired voice. The small form factor of mobile devices also makes it difficult to physically separate speakers from microphones to prevent echo. There is typically little or no flexibility to adapt the mobile device form factor to the acoustic needs of a voice processing solution. Cost constraints often compel OEMs to use low cost, commoditized microphones and speakers, which have significant manufacturing variances that impair most multimicrophone solutions. Finally, short design cycles further exacerbate these issues by limiting the window of time to tune device performance for a device’s individual acoustic and electronic characteristics.

We are engaged in various ways with leading MNOs, including AT&T, Inc. (“AT&T”), China Mobile Limited (China Mobile), Orange plc, Sprint Corporation, Telecom Italia SpA, Deutsche Telekom (“T-Mobile”), Verizon Wireless and Vodafone Group plc. We also work closely with OEMs throughout their design processes using our proprietary AuViD graphical design tools to integrate our solutions into their mobile devices, which enables us to improve design efficiency, increase productivity and establish differentiated design relationships with OEMs. We also have a considerable field application engineering team to provide design support capabilities, enabling OEMs to efficiently deploy our solutions across their portfolio.

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

Robust speech recognition. By combining our high-quality voice isolation capability with third-party speech recognition software, our intelligent voice and audio solutions improve the user experience with speech recognition applications.

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

Figure 3: Stages of our CASA-based architecture

Our products

Our voice and smart sound solutions include our proprietary, purpose-built DSPs and audio codecs, algorithms for voice isolation and noise suppression and our design tools and support capabilities. These processors enable noise suppression and improved sound quality in narrowband and wideband for real-time communications, including Internet Protocol-based communication, speech-based applications and multimedia applications such as audio recording, video recording and voice command web searches.

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

Key features of our products include:

Real time communication voice quality

•	Nonstationary noise suppression: Suppression of dynamic distracters, such as background voices or music, characterized by rapid or random changes.

•	Transmit and receive: Simultaneous signal processing along both the transmit and receive paths. In the transmit path, the user’s auditory scene is processed before transmission to the listener on the other end. In the receive path, the audio stream from the other end is improved by our solution and then presented to the near end listener.

•	Near-field and far-field capability: More consistent voice and audio quality wherever the device is held and used.

•	Narrowband and wideband: Capable of signal processing for both narrowband and wideband signals.

•	Audience Bandwidth Expansion: Improves narrowband signals by estimating and adding energy at higher sound frequencies to create wideband voice quality and deliver rich, full sound quality.

•	Acoustic echo cancellation: Cancellation of echo caused by acoustic conditions that redirect sound, such as the acoustic coupling between a mobile device’s speakers and microphones.

•	Always-on VoiceQ: Enables a device to be in always listening mode, ready to understand and act upon verbal commands without significantly impacting battery life. We expect our processors with this technology to begin shipping in the second half of 2014.

Automatic speech recognition (“ASR”) assist

•	ASR assist: Improves accuracy and performance of speech enabled applications in the presence of noise.

Integrated audio codec

•	Dynamic range: High dynamic range leads to better perceived high fidelity audio quality. The codec integrated with our voice processors provides outputs with high dynamic range that meet stringent audio performance specifications for mobile devices.

•	Multimedia features: The integration of mixed-signal and DSP components into a single device allows for power-efficient new wideband audio multimedia features.

Multimedia improvement

•	Parametric equalization: Post-processing of music streams during playback to emulate audio profiles such as rock, classical, jazz and other custom profiles by enhancing specific frequencies in the audio stream.

•	Stereo widening: Improvement of music playback over headphones or stereo loudspeakers by expanding the perceived spatial separation of different sounds

Our voice and audio solutions

We offer custom voice and audio processors, some with integrated smart audio codecs for device platforms including smartphones, feature phones and media tablets. These processors are accompanied by our integration tools and support. We offer the following processors:

•	eS305: Second generation voice and audio processor utilizing new hardware acceleration architecture and algorithms for far-field, wideband communications and capable of advanced speech recognition assist; uses an all-digital interface.

•	eS310: Provides similar capabilities to the eS305. It also provides flexible connectivity to adjacent components, including both analog and digital interfaces.

•	eS325: Third generation voice and audio processor that features simultaneous three microphone processing, optimized ASR and bandwidth expansion technology for consistent voice call experience when moving between 3G and 4G networks.

•	eS70x: Fourth generation family of Advanced Voice and audio products, the eS70x Series is our most recently launched family of processors, delivering a range of innovations in speech, voice and multimedia audio processing and introduces new features such as wind noise suppression, full band (48 kHz) voice processing, and Audience VoiceQ, a voice sensing technology that enables dependable continuous voice detection and actuation. This product family also delivers improved performance across a number of key voice and audio technologies including third generation Automatic Speech Recognition Assist (“ASR Assist”) leading-edge noise suppression performance, bandwidth expansion (“BWE”), improved acoustic echo cancellation (“AEC”), and audio playback enhancements such as equalization, multi-band compression and virtual bass boost. We expect to commence shipments of this family of products during the second half of 2014.

•	eS75x: The eS75x family of products combines the eS70x advanced voice and audio processing capabilities with a high performance mixed-signal audio sub-system consisting of a multi-channel audio codec with integrated headphone, earpiece and speaker amplifiers, resulting in a fully integrated audio hub solution. We expect to commence shipments of this family of products during the second half of 2014.

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

Customers

We derive our revenue primarily from the sale of our voice and audio processors to OEMs which incorporate them into mobile devices. We currently have design wins for our voice and audio processors to OEMs in the United States and Asia. As of December 31, 2013, OEMs, CMs and distributors worldwide had purchased more than 400 million of our processors and incorporated them in over 220 mobile device models that have reached commercial production. In 2013, 2012 and 2011, sales to CMs and OEMs with manufacturing operations and distributors in Asia represented substantially all of our hardware revenue. Commencing in the first quarter of 2012, we began recording licensing revenue on royalty payments that is attributed to one OEM’s headquarters location, which is in the United States. For 2013, sales to CMs and OEMs in Asia and the United States accounted for 93% and 7% of our total revenue, respectively.

OEMs design in our products and either procure them directly from us or indirectly through CMs or distributors. OEMs and their CMs and distributors generally purchase our voice and audio processors on a purchase order basis and do not enter into long-term contracts or have minimum purchase commitments with us that would obligate them to purchase additional products from us in the future. For example, we do not have a long term supply contract with Samsung or Xiaomi, which were two of our largest customers in 2013.

Since we began generating revenue in 2008, Apple, through its CMs, Foxconn and Protek, HTC, LG, Motorola, Pantech, Samsung, Sharp, Sony, Meizu, Huawei, Yulong, Xiaomi and ZTE have incorporated our products into certain smartphones and feature phones, and, in the case of HTC, Samsung, Sony, Acer and Google media tablets. In 2013, revenue from Samsung, Apple and Comtech, a distributor, accounted for 63%, 21% and 11% of our total revenue, respectively. In 2012, revenue from Samsung, Apple and Foxconn accounted for 48%, 27% and 14% of our total revenue, respectively. In 2011, revenue from two CMs, Foxconn and Protek, and from one OEM, Samsung, accounted for 65%, 10%, and 20% of total revenue, respectively. No other OEM, CM or distributor accounted for 10% or more of our total revenue in 2013, 2012 or 2011. We expect that our relationship with Samsung will continue to account for a substantial portion of our total revenue for 2014.

On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement, we develop, supply and support a custom version of one of our processors and related software to Foxconn and Protek for use in certain mobile phones. Pursuant to the terms of the agreement, we also license processor IP for certain mobile devices. Foxconn and Protek are not obligated to purchase any of our processors and their OEM is not obligated to integrate or enable our processor IP in any of its current or future products. This OEM and its affiliates are not precluded from developing competing products or technologies internally and designing those internally developed products and technologies into its mobile devices. For additional information on our agreement with this OEM, see Item 7 of Part II –“Management’s discussion and analysis of financial condition and results of operations” in this Annual Report on Form 10-K. As part of our 2008 license, we are entitled to receive a royalty for each mobile device that is sold incorporating and, with respect to mobile devices other than mobile phones, enabling our processor IP. Apple integrated our processor IP into the 2011 model of its mobile phone and we began to recognize licensing revenue from the 2011 model of the mobile phone in 2012. Although we made available the processor IP for the 2012 and 2013 models of the mobile phone to the OEM, we received royalty reports from Apple which indicated that our processor IP had been integrated but not enabled in the 2012 and 2013 models of its mobile phones. In the event that this OEM should enable our processor IP into new mobile phone model, the royalties we would be entitled to receive are subject to a lifetime cap. Our licensing revenue declined substantially in the last quarter of 2012 and during 2013, and we expect it to continue to decline.

Sales and marketing

We sell our voice and audio processors to OEMs and their CMs through a direct sales force aided in certain regions by third-party sales representatives. For some OEMs, distributors purchase processors from us to fulfill the OEMs’ orders. We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, Japan and Europe. Substantially all of our revenue has been generated by sales to CMs and OEMs that manufacture their products in Asia. We expect sales to CMs and OEMs in Asia to contribute a majority of our revenue for the foreseeable future. As of December 31, 2013, we had 98 employees in sales and marketing, including our application engineers and technical sales people, located in North America, Asia and Europe.

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

Competition

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. Currently, we provide only voice and audio processors and an audio codec and do not compete in other aspects of the mobile device component market. In the future, we may elect to expand our offerings to include other subsystem components and we would compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or components with other functionalities and compete with us.

We currently face competition from a number of companies that produce components for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Qualcomm Incorporated. We also face competition from smaller, privately held companies and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

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

Research and development

Since our inception we have made substantial investments in research and development. We have research and development facilities in Mountain View, California, Scotts Valley, California, Lafayette, Colorado and Bangalore, India. We opened a design center in Bangalore, India to support our research and development activities in 2012. As of December 31, 2013, we had 177 employees in research and development. Our focus is to further develop our current voice and audio processors and audio codecs, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of mobile device requirements. Our team includes leading innovators in CASA, speech analysis and coding, spatial audio and acoustics, among other disciplines.

Our total expenses for research and development for 2013, 2012 and 2011 were $43.3 million, $31.5 million and $21.6 million, respectively.

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

As of December 31, 2013, we held 40 issued United States (“U.S.”) patents expiring between July 2019 and March 2033 and also had 93 U.S. patent applications pending. As of December 31, 2013, we also had 47 pending foreign patent applications and seven patents issued. Each of the foreign patent applications is related to a U.S. patent or a pending U.S. patent application. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to amend, abandon, or otherwise not pursue prosecution of certain pending patent applications or of certain inventions disclosed in those patent applications due to patent examination results, strategic concerns, economic considerations or other factors. To the extent that a patent is issued, any such issued patent may be contested, circumvented, found unenforceable or invalidated and we may be unwilling or unable to prevent third parties from infringing a particular patent. Moreover, we cannot assure you that we can successfully use our patents to prevent competitors from copying our products or developing competing technologies. We will continue to assess appropriate occasions to seek patent protection for aspects of our technology that we believe provide us a significant competitive advantage in the market.

As of December 31, 2013, we have the trademarks for “AUDIENCE”, “Fast Cochlea Transform”, “hear and be heard” and “the world’s most intelligent voice processor” registered in the U.S. Additionally we have trademark applications pending in the U.S. for “earSmart” and the earSmart Logo. As of December 31, 2013, we have the trademark for “AUDIENCE” registered in the European Union (“EU”), Japan and South Korea. We have the trademark for “earSmart and the earSmart logo registered in the EU, China, Japan, South Korea, and

Taiwan. We have the trademark for “hear and be heard” registered in the EU, Japan, and South Korea. We have the trademark for earSmart composite mark registered in South Korea. Additionally, we have pending trademark applications for “AUDIENCE” in China and India, “earSmart” and the earSmart Logo in India, and “hear and be heard” in China and Taiwan.

Employees

As of December 31, 2013, we had 329 employees in offices across North America, Asia and Europe including 98 employees in sales and marketing, 177 in research and development, 21 in manufacturing and operations and 33 in general and administration. We consider our current relationship with our employees to be good. None of our employees are represented by labor unions or have collective bargaining agreements.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 11 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

CORPORATE INFORMATION

We were founded in July 2000 in California under the name Applied Neurosystems Corporation, and we changed our name to Audience, Inc. in June 2002. In June 2011, we reincorporated as a Delaware corporation under the name Audience, Inc. Our principal executive office is located at 331 Fairchild Drive, Mountain View, California 94043. Our telephone number is (650) 254-2800. Our website address is www.audience.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

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

In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will no longer apply upon the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

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

For the years ended December 31, 2013 and 2012, Samsung accounted for 63% and 48% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us. Samsung may seek second sources or decide to replace our processors with another solution. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

We depend on a small number of OEMs for a substantial majority of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We derive a substantial majority of our revenue from sales to a small number of OEMs. For the years ended December 31, 2013 and 2012, Samsung and Apple, including its CMs Foxconn and Protek, accounted for 63% and 21%, and 48% and 46% of our total revenues, respectively. We expect this concentration in a small number of OEMs to continue during 2014. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve widespread market acceptance or be produced in large number. We cannot assure you that we will be able to sustain our revenue from our existing OEMs.

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

Although we are reliant on a small number of OEMs for our revenue in any period, the identity of those OEMs may change depending on the timing of their mobile device releases, seasonal user purchasing patterns and launch dates set by MNOs. We expect our operating results for the foreseeable future to depend on sales to a small number of OEMs and on the ability of these OEMs to sell mobile devices that incorporate our products and/or technology. Our revenue may fluctuate from quarter to quarter as our sales are dependent upon the timing of OEMs’ design cycles and product introductions. Substantially all of our sales to date have been made on a purchase order basis, which permits our OEMs to cancel, change or delay product purchase commitments with little or no notice to us and may make our revenue volatile from period to period. Our OEMs are generally not obligated to purchase from us and may purchase voice and audio solutions from our competitors.

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

We sell our products to Apple and also license our processor IP to this OEM. For the years ended December 31, 2013 and 2012, Apple accounted for 21% and 27% of our total revenue, respectively. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sell custom processors to Foxconn and Protek and license our processor IP to this OEM for mobile phones. Based on this OEM’s royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 and 2013 models of its mobile phones. As a result, our licensing revenue on royalty payments declined substantially commencing in the three months ended December 31, 2012, and we expect it to continue to decline. This OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed. In the event that we do not receive royalties from new generations of this OEM’s mobile devices and the demand for the mobile devices in which our processor IP is currently enabled declines, our revenue and profits will suffer. Although we may replace the revenue with processor sales to other OEMs, our gross margins may decline as we incur expenses for manufacturing those processors that we do not incur with processor IP.

We have also been selling our processors to CMs for an older generation of this OEM’s mobile phones. This older generation of OEM’s mobile phones is now being phased out and as a result, the sales of our processors have fallen substantially. In future quarters, we do not expect to receive material revenue from the sale of our processors for this older generation of OEM’s mobile phones.

Our licensing revenue from the 2011 model of this mobile phone has declined as consumers focus on this OEM’s 2012 and 2013 model mobile phones and we anticipate that it will continue to decline as consumers anticipate the launch of this OEM’s future model mobile phones. Although we are unable to determine when the OEM will stop production of the 2011 model of its mobile phones, we expect that over time, the OEM will sell fewer units of the 2011 model and at some point we will cease to receive licensing revenue for this model. In the event that our licensing revenue declines or we cease to receive royalty revenue from the mobile devices in which our processor IP is currently enabled, our revenue and profits will suffer and our gross margins may decline.

Our licensing revenue from this OEM lags the sales of its mobile phones that integrate and enable our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated licensing revenue or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

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

We may not be successful in our efforts to expand our product offerings by selling solutions that include audio codecs.

We have introduced our new eS75x series processor, which includes our audio codec that can translate back and forth between analog audio and digital signals. We have limited experience in designing audio codecs and selling processors that include audio codecs. The market for audio codecs is intensely competitive and we may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. If we are unable to realize revenue from the sale of our processors incorporating audio codecs, we may not be able to maintain or increase our revenue.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income in 2013, 2012, 2011 and 2010 of $2.1 million, $15.6 million, $8.3 million and $4.8 million, respectively, we incurred net losses of $16.8 million in 2009 and $14.5 million in 2008. As of December 31, 2013, our accumulated deficit was $24.5 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. For example, we announced in February 2014 that we expected to incur a net loss in the three months ending March 31, 2014.

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

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. We provide voice and audio processors, and have begun providing audio codecs to compete in the mobile device component market. In the future, we may elect to expand our offerings to include other subsystem components and we would compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or software solutions with other functionalities and compete with us.

We currently face competition from a number of established companies that produce components or software for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Maxim, NXP, Qualcomm, Texas Instruments, Wolfson, Cirrus Logic and Yamaha. We also face competition from smaller, privately held companies, such as Fortemedia, and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

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

Our ability to compete effectively depends on a number of factors, including:

•	our ability to attract, retain and support OEMs and to establish and maintain relationships with MNOs;

•	our ability to recruit and retain engineering, sales and marketing personnel;

•	our processors’ scalability, performance, quality, ease of use and cost effectiveness relative to those of our competitors’ products;

•	our success in developing and creating demand for new and proprietary technologies to offer products and features, including but limited to our recently launched feature Always-on VoiceQ;

•	our ability to continue to improve and enhance the features and functions of our current products;

•	our success in identifying new markets, applications and technologies;

•	our products’ interoperability with various data access protocols and other voice and audio subsystem components of mobile devices;

•	our ability to continue to establish greater name recognition and build upon our reputation in the industry;

•	our ability to respond effectively to aggressive business tactics by our competitors, including providing software solutions, selling at lower prices, or asserting intellectual property rights, irrespective of the validity of the claims; and

•	our ability to protect our intellectual property.

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

If the capability of noise suppression hardware and/or software solutions offered by our competitors continues to increase, the average selling prices of our noise suppression products may decline. We may not be able to introduce additional, desired functionality into our products in a timely enough manner to prevent the price erosion of our products. If the average selling prices for our existing products decline without offsetting cost reductions and we are unable to introduce and develop significant demand for higher margin processors, we may be unable to maintain our gross margins and our revenue may decline. In addition, new products with additional functionality may have increased costs, but the selling prices for such new products may not offset such cost increases, which could reduce our gross margins.

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

We cannot assure you if or when the products and solutions on which we have focused our research and development expenditures will become commercially successful or generate a sufficient return. Despite our efforts to develop new and successful voice and audio processor solutions, our competitors, many of whom have greater financial and engineering resources than we do, may be able to introduce new processors and/or software solutions more quickly and at reduced selling prices than we can. If our investments in research and development do not achieve market acceptance or the desired returns in a timely manner, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy.

Our sales cycles can be long and unpredictable. Our sales efforts often require substantial time and expenses and are often more than a year in advance of the first commercial sale of the mobile devices including our products.

Our sales efforts involve educating our current and prospective OEMs and MNOs about the use and benefits of our processors as compared to sound quality solutions they currently use or other solutions that are available. OEMs often undertake a significant design, evaluation and test process that can result in a lengthy sales cycle that ranges from nine to 12 months, but has, in some cases, exceeded 12 months from initial contact to the award of a design win. We spend substantial time and resources on our sales efforts without any assurance that they will result in a design win or that the mobile device will be produced at scale. The award of design wins by our current and prospective OEMs are frequently subject to bill of material constraints, multiple approvals and a variety of administrative, processing and other delays. Purchases of our processors may also occur in connection with a new product launch, which may be delayed or postponed indefinitely. Once we secure a design win, it may be up to 12 months before the OEM begins commercial production of a corresponding mobile device and we begin to generate revenue. The effect of these factors tends to be magnified in the case of substantial mobile device redesigns that are unrelated to our products.

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

We may experience difficulties demonstrating the value to OEMs and MNOs of newer, higher priced products if they believe our existing products are adequate to meet user expectations regarding sound quality, which would cause our revenue to decline and negatively affect our business, financial condition, operating results and cash flows.

As we develop and introduce new solutions, we face the risk that OEMs may not understand or be willing to bear the cost of incorporating these newer solutions into their mobile devices. MNOs may also be unwilling to require OEMs to include newer sound quality solutions if they believe users are satisfied with current solutions. Transitioning OEMs and MNOs to newer generations of solutions involves a substantial amount of time educating them on the benefits provided by the newer solutions, particularly since there are currently no common objective measures or testing standards for sound quality. Regardless of the improved features or superior performance of the newer solutions, OEMs may be unwilling to adopt our new solutions as a result of design or bill of material constraints associated with their new mobile device introductions. We must also successfully manage product transition in order to minimize disruption in our OEMs’ ordering and purchasing patterns, provide timely availability of sufficient supplies of new products to meet OEM demand and avoid reductions in the demand for our existing processors. If we fail to manage the transition successfully, we may have to write down or write off excess inventory. Due to the extensive time and resources that we invest in developing new solutions, if we are unable to sell OEMs new generations of our solutions, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively impacted.

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

We have sought to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities in various jurisdictions challenge our international tax structure or if the relative mix of our U.S. and international income changes for any reason, or if U.S. or international tax laws were to change in the future. In particular, a majority of our revenue is generated from customers located outside the U.S. Foreign withholding taxes and U.S. income taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the U.S. Administration has considered initiatives such as limitations on deferral of U.S. taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits and eliminating various tax deductions until foreign earnings are repatriated to the U.S., which could substantially reduce our ability to defer U.S. taxes. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations. We cannot assure you that our effective tax rate will not increase in the future.

We may not be able to sustain or manage any future growth effectively. If we fail to manage our growth effectively, we may be unable to execute our business plan, sell our voice and audio solutions successfully and adequately address competitive challenges. As a result, our business, financial condition, operating results and cash flows may suffer.

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. We have also expanded our international operations and as of December 31, 2013 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

We have generated substantially all of our revenue from sales to CMs and OEMs that manufacture in Asia and we expect sales to such CMs and OEMs to contribute a majority of our revenue in the foreseeable future. We have sales and technical support personnel in countries other than the United States and we outsource all manufacturing, assembly, packaging and test of our processors to third parties in Asia, as well as a portion of product development to a third party in India. During 2012, we opened our own design center in India and sales and sales support operations in China. During 2013, we continued to expand our operations in these locations, and we may establish additional administrative offices in Asia and continue to add sales personnel internationally. Our international operations subject us to a variety of risks, including:

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

As we expand our business globally, including China, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. Our failure to manage any of these risks successfully could adversely affect our business, financial condition, operating results and cash flows.

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

The implementation of, and enhancements to, our new ERP system could disrupt our business and adversely affect our financial results.

We began the implementation of our solution for a new ERP system in the fourth quarter of 2012 and we started utilizing the new system in the second quarter of 2013. We may fail to obtain the risk mitigation benefits that the implementation is designed to produce. The implementation and enhancements may be disruptive to our operations, including the ability to report our financial results timely and accurately, timely ship and track product orders to our customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of December 31, 2013, we held 40 issued U.S. patents expiring between July 2019 and March 2033 and also had 93 U.S. patent applications pending. As of December 31, 2013, we also had 47 pending foreign patent applications and seven patents issued. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Patent protection outside of the United States is generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our processors are sold or may be sold in the future. Even if patents are granted outside of the United States, effective enforcement in those countries may not be available. For example, the legal regime protecting intellectual property rights in China is relatively weak and it is often difficult to create and enforce such rights. Furthermore, we have historically only filed foreign patent applications in a limited number of countries and for only a relatively small subset of our US patent application portfolio. Even so, we may not be able to effectively protect intellectual property rights in China or elsewhere, even if patents are granted for these filed, foreign applications. Many companies have encountered substantial intellectual property infringement in countries where we sell or intend to sell processors. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our processors at competitive prices and to be a leading provider of processors may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law and for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anticorruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

We face increasing complexity in our research and development and procurement operations as a result of requirements relating to the materials composition of many of our processors, including the European Union’s (“EU’s”) Restriction on the Use of Certain Hazardous Substances Directive, which restricts the content of lead and certain other substances in specified electronic products put on the market in the EU after July 1, 2006 and similar Chinese legislation relating to marking of electronic products which became effective in March 2007. Failure to comply with these laws and regulations could subject us to fines, penalties, civil or criminal sanctions and contract damage claims, which could harm our business, reputation and operating results. The passage of similar requirements in additional jurisdictions or the tightening of these standards in jurisdictions where our products are already subject to such requirements could cause us to incur significant expenditures to make our products compliant with new requirements, or could limit the markets into which we may sell our products. Other environmental regulations may require us to reengineer our processors to use components that are compatible with these regulations and this reengineering and component substitution may result in additional costs to us.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company upon the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each year beginning with the year ending December 31, 2013. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, once we are no longer an emerging growth company as defined in the JOBS Act, an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report that we are filing with the SEC for the year ending December 31, 2013. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We are in the costly and challenging process of hiring personnel, and compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we would lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Our independent auditors will not be required to attest to their effectiveness while we are an emerging growth company under the JOBS Act. If our management and our independent auditors determine we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in us. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), as well as rules implemented by the SEC and the NASDAQ Global Select Market. Although we may benefit from some of the disclosure and attestation deferrals for the period in which we remain an emerging growth company under the JOBS Act, we do not expect those deferrals to materially alter the costs and burdens we will experience as a public company. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

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

As of December 31, 2013, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 48% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to exercise significant influence over the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

Our principal administrative and research and development facility is located at our headquarters in Mountain View, California where we currently lease approximately 87,565 square feet of office space. Our lease for this facility commenced during the fourth quarter of 2013 with a term of ten years expiring on October 31,

2023 with an option to extend for an additional five years. We had a lease for approximately 28,561 square feet of office space for sales, marketing, customer support and administrative functions in Mountain View, California that expired on January 20, 2014. In addition, we lease office space in Scotts Valley, California, Lafayette, Colorado and India for research and development. We also lease sales offices in China, Korea, Taiwan and Singapore.

We believe that our existing properties are in good condition and are sufficient and suitable to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand our markets and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal proceedings

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

Our common stock has been listed on the NASDAQ Global Select Market under the trading symbol “ADNC” since May 10, 2012. Prior to that date, there was no public trading market for our common stock. For fiscal 2013 and fiscal 2012, the following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$16.45	$8.87
Second Quarter	$16.91	$12.43	$23.41	$16.66
Third Quarter	$13.70	$9.25	$22.43	$5.80
Fourth Quarter	$12.88	$8.86	$10.73	$5.51

On December 31, 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $11.64. As of January 31, 2014, we had 55 holders of record of our common stock (not including beneficial owners of stock held in street name).

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

The following graph shows a comparison from May 10, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2013 of the cumulative total return for our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. Such returns are based on historical results and are not intended to forecast or be indicative of possible future performance of our common stock. Data for the NASDAQ Composite Index and the Philadelphia Semiconductor Index assume reinvestment of dividends.

Cumulative Total Return	5/10/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Audience, Inc	100.00	100.94	32.46	54.40	79.84	69.16	58.85	60.94
NASDAQ Composite-Total Returns	100.00	98.28	103.51	99.22	113.04	118.15	131.38	146.02
Philadelphia Semiconductor Index	100.00	91.65	97.40	101.64	113.36	122.09	128.72	140.92

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of shares of our common stock made during the three months ended December 31, 2013.

Item 6.	Selected Financial Data

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

We derived our selected consolidated statements of operations data for 2013, 2012 and 2011 and our consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. We derived our selected consolidated statements of operations data for 2010 and 2009 and our selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements and related notes that are not included in this Annual Report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Selected consolidated statements of operations data:
Revenue:
Hardware	$150,010	$107,267	$97,668	$47,920	$5,749
Licensing	10,121	36,638	—	—	—

Total revenue	160,131	143,905	97,668	47,920	5,749
Cost of revenue (1)	71,267	62,247	45,707	19,314	5,355

Gross profit	88,864	81,658	51,961	28,606	394
Operating expenses:
Research and development (1)	43,256	31,520	21,578	11,445	8,969
Selling, general and administrative (1)	41,346	35,271	21,237	12,217	8,058

Total operating expenses	84,602	66,791	42,815	23,662	17,027

Income (loss) from operations	4,262	14,867	9,146	4,944	(16,633)
Interest income (expense), net	157	164	(8)	(17)	11
Other income (expense), net	(280)	(586)	(843)	(139)	(136)

Income (loss) before income taxes	4,139	14,445	8,295	4,788	(16,758)
Income tax provision (benefit)	2,069	(1,152)	—	—	—

Net income (loss)	$2,070	$15,597	$8,295	$4,788	$(16,758)

Net income (loss) per share:
Basic	$0.10	$0.73	$0.16	$—	$(32.46)

Diluted	$0.09	$0.65	$0.14	$—	$(32.46)

Weighted average shares used in computing net income (loss) per share:
Basic	21,467	13,377	948	620	516

Diluted	23,197	15,687	3,384	620	516

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$305	$150	$90	$62	$18
Research and development	2,166	1,023	416	227	132
Selling, general and administrative	3,189	1,961	884	258	133

Total stock-based compensation expense	$5,660	$3,134	$1,390	$547	$283

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Selected consolidated balance sheet data:
Cash and cash equivalents and marketable securities	$139,546	$127,638	$15,983	$12,095	$6,446
Working capital	146,242	132,951	34,696	25,073	4,468
Total assets	179,419	170,859	49,865	36,741	9,934
Total liabilities	20,038	24,924	13,962	10,758	4,736
Capital stock	183,862	172,482	78,081	76,397	60,369
Total stockholders’ equity (deficit)	159,381	145,935	(38,445)	(48,365)	(54,043)

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk factors” and “Special note regarding forward-looking statements and industry data” included elsewhere in this Annual Report

Overview

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

We recorded total revenue of $160.1 million, $143.9 million and $97.7 million for 2013, 2012 and 2011, respectively. We recorded net income of $2.1 million, $15.6 million and $8.3 million for 2013, 2012 and 2011, respectively.

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

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. For 2013, Samsung, Apple and Comtech, a distributor, accounted for 63%, 21% and 11% of total revenue, respectively. For 2012, Samsung, Apple and Foxconn revenue accounted for 48%, 27% and 14% of total revenue, respectively. In addition, with respect to the 2011 model of Apple’s mobile phones, Apple transitioned from the purchase of our processors to licensing of our processor IP for a royalty. We began to recognize licensing revenue in 2012, which accounted for 25% of total revenue for 2012. For 2011, revenue from two CMs, Foxconn and Protek, and from one OEM, Samsung, accounted for 65% 10%, and 20% of total revenue, respectively. No other OEM, CM or distributor accounted for 10% or more of our total revenue for 2013, 2012 and 2011.

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

Pricing and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, new product introductions, shipment volumes, changes in OEM concentration and product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs and inventory write downs, if any. In general, products with higher performance and a higher number of features tend to be priced higher and have higher gross margins. We expect our gross margin to fluctuate over time, in part from the impact of competitive pricing pressure. Erosion of average selling prices as products mature is typical in the semiconductor industry. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. As a normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices, our gross margin will decline.

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

General economic conditions and geographic concentration. A global economic slowdown or financial crisis, similar to the one that occurred beginning in late 2008, would likely have a significant impact on the mobile device industry and our financial results. As the economy slows, consumer confidence may decline and, because our products serve the mobile device market, any decline in purchases by consumers of new mobile devices would adversely affect our revenue. Moreover, because our sales have been concentrated in a few selected markets, including U.S., Korea and China, our financial results will be impacted by general economic and political conditions in these markets.

Our arrangement with one of our OEMs

We sell our products to Apple and also license our processor IP to this OEM. We have also been selling our processors to its CMs (Foxconn and Protek) for an older generation of this OEM’s mobile phones. For the years ended December 31, 2013 and 2012, Apple accounted for 21% and 27% of our total revenue, respectively. On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement with this OEM, we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from its CMs, Foxconn and Protek. To date, Apple, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In the first quarter of 2012, we began to recognize licensing revenue on royalty payments for the use of our processor IP in this OEM’s 2011 model of its mobile phones. In comparison to a business model with OEMs that purchase our processors on a stand-alone basis to incorporate into their mobile devices, the licensing of our processor IP represents a multiyear process, and we may not receive royalties for several years, if at all, after we agree to license our processor IP.

We granted a similar license to this OEM for the 2012 model of its mobile phones; however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. We and the OEM amended the statement of work for this generation of processor IP in March 2012 and we made available the processor IP in the spring of 2012. For this generation of our processor IP that we agreed to license to this OEM, the licensing revenue from royalty payments is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which that processor IP is integrated. In September 2012, we concluded that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phones and announced our expectation. Based on this OEM’s November 2012 and February 2013 royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our licensing revenue from royalty payments declined substantially in the three months ended December 31, 2012 and thereafter, and we expect it to continue to decline. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed.

The older generation of this OEM’s mobile phones is now being phased out and as a result the sales of our processors have fallen substantially. In future quarters, we do not expect to receive material revenue from the sale of our processors for this older generation of the OEM’s mobile phones. Our royalty payments from this OEM lag the sales of its mobile phones that integrate and enable our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty payments owed to us or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

Components of our results of operations

Revenue

To date, we have generated hardware revenue from sales of our voice and audio processors and we expect the sale of our processors to continue to represent the substantial majority of our revenue. For certain OEMs, we ship our voice and audio processors directly and recognize revenue at the time of delivery and title transfer. The transfer of risk and reward of ownership to customers is typically complete at the time of shipments as per our shipping terms. We also ship a small portion of our products to our distributors under our shipping terms. These distributors tend to buy from us at the request of specific OEMs, and we recognize revenue on sales to distributors when the distributor notifies us in writing of the final resale of our products.

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

Under a license agreement we entered into in 2008, we began to recognize licensing revenue on royalty payments in the first quarter of 2012. As part of our 2008 license agreement, we are entitled to receive a royalty fee for each 2011 model of mobile device that is sold incorporating and, for the 2012 and 2013 models of this mobile device, incorporating and enabling our processor IP. We entered into an additional license agreement in 2010 relating to a new generation of our processor IP. We have not offered this arrangement to other OEMs and expect a single OEM to be the sole source of our licensing revenue for the foreseeable future.

We recognize licensing revenue on the basis of the number of mobile phones sold that incorporates our processor IP and for which a royalty payment is received by us. We are reliant on the accuracy of quarterly OEM shipment reports, which we typically receive within 45 days after the OEM’s fiscal quarter end, in order to calculate royalties owed to us and recognize our licensing revenue. Our licensing revenue will lag the sales of mobile phones that integrate our processor IP by one quarter. For example, although mobile phones integrating our processor IP commenced shipping in the three months ended December 31, 2011, we did not recognize licensing revenue related to those mobile devices until the three months ended March 31, 2012. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated licensing revenue or seek redress for reports we believe are not accurate and we have no experience in testing and evaluating the accuracy of the data we will receive. Our licensing revenue declined substantially in the fourth quarter of 2012 and we expect it to continue to decline. We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, Japan and Europe. Substantially all of our revenue has been generated by sales to CMs and OEMs that manufacture their products in Asia and we expect sales to such CMs and OEMs in Asia to contribute a majority of our revenue in the foreseeable future. Because our OEMs market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where mobile device sales occur, but rather of where their manufacturing operations occur. Since our inception, our sales in Asia have represented substantially all of our hardware revenue.

Cost of revenue and gross margin

The largest components of our cost of revenue are costs of materials and outsourced manufacturing costs for the fabrication, assembly, packaging and test of our voice and audio processors. To a lesser extent, cost of revenue also includes expenses relating to cost of personnel, stock-based compensation, logistics and quality assurance, royalty expense, shipping, an allocation of overhead and provisions for excess and obsolete inventories, if any. We intend to continue to manage our cost of revenue through both cost improvements and economies of scale.

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

Research and development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include nonrecurring engineering expenses, product prototypes, external test and characterization expenses, depreciation, amortization of design tool software licenses and allocated overhead expenses. We also outsource portions of our research and development activities. We record all research and development expenses as incurred, except for capital equipment, which we depreciate over its estimated useful life. We have engineering development teams in the United States and India. In 2012, we opened our own design center in India to reduce the extent to which we rely on outsourced research and development teams. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of personnel-related costs for our sales, business development, marketing, applications engineering, executive, finance and human resources activities. Additionally, selling, general and administrative expenses include promotional and other marketing expenses, third-party sales representative commissions, travel, professional fees, depreciation and allocated overhead expenses. Professional fees principally consist of legal, audit, tax and accounting consultation services. We expect selling, general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur costs for the compliance requirements of operating as a public company, including the costs associated with public reporting, Sarbanes-Oxley Act requirements and insurance.

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

Income taxes

For all periods presented through December 31, 2011, we have not paid or incurred material income taxes due to our net operating loss (“NOL”) carryforwards and tax credits in the United States, for which we have a full valuation allowance. Effective January 1, 2012, our international structure became operational. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During 2013, our U.S. federal statutory tax rate decreased from 35% to 34% due to a decrease in our U.S. pretax income. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the tax benefits from the partial valuation allowance release on U.S. federal deferred tax assets and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

Our effective tax rate may be affected by such factors as the release or re-establishment of valuation allowance against our U.S. deferred tax assets, changes in tax laws, regulations or rates, changes in interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization, resolution of unrecognized tax benefits, and shifts in the amount of income before tax earned in the United States as compared with other regions in the world.

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

Although we do not recognize hardware revenue from sales to our distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per our shipping terms, and the distributor is obligated to pay for the products at that time. We do not offer CMs, OEMs or distributors return rights, rebates, price protection or other similar rights. However, in the past, we have occasionally accepted returns from distributors. As a result, we defer revenue recognition, adjustments to revenue and the related costs of revenue until the distributor notifies us in writing of their resale of the products. The amounts billed to distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by the distributors, are included on our consolidated balance sheets under “Deferred credits and income.” We take into account the inventories held by our distributors in determining the appropriate level of provision for excess and obsolete inventory.

We record a provision for estimated sales returns on product sales in the same period we record the related revenue. To date, returns have not been significant. Our estimates are based on historical returns, analysis of credit memo data and other known factors. Actual sales returns could differ from these estimates.

With respect to a single OEM, we provide rights to integrate certain of our processor IP into its mobile devices. This OEM has agreed to pay royalties based on its sales of mobile devices integrating and enabling our processor IP. Sales of mobile phones integrating our licensed processor IP began in the three months ended December 31, 2011 and we began to recognize licensing revenue in the three months ended March 31, 2012. We earn royalties on mobile phones integrating and enabling our licensed processor IP at the time of sale. We recognize licensing revenue based on mobile phone shipments reported during the quarter in which we receive the report, assuming that all other revenue recognition criteria are met at that time because we do not have other evidence to reasonably estimate the amount of royalties due. This OEM generally reports shipment information typically within 45 days following the end of their quarter. Since there is no reliable basis on which we can estimate our licensing revenues prior to obtaining the OEM’s reports, we recognize licensing revenues on a one-quarter lag. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular quarter in which our processor IP is integrated at the agreed-upon royalty rate. We are reliant on the accuracy of shipment reports from this OEM in order to calculate our licensing revenue.

Inventory

Our inventory consists primarily of completed wafers, processors being assembled or tested by third parties and finished processors. We state our inventories at the lower of cost or market value, cost determined under the first-in, first-out method. We routinely evaluate quantities and values of inventory in light of current market conditions and market trends and record provisions for inventories in excess of demand and subject to obsolescence, if necessary. This evaluation may take into consideration expected demand, new product development schedules, the effect new products might have on the sale of existing voice and audio processors, product obsolescence, product merchantability and other factors.

We also regularly review the cost of inventories against their estimated market value and record a provision for inventories that have a cost in excess of estimated market value in order to carry those inventories at the lower of cost or market value. The recording of these provisions establishes a new and lower cost basis for each specifically identified inventory item. Once specific inventories have been written-down, we do not restore the cost basis to its original level regardless of any subsequent changes in facts or circumstances. Recoveries of value against previously written-down specific inventories are only recognized upon their future sale.

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

The calculation of our tax liabilities involves the assessment of uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process – recognition and measurement. In the first step, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Because we are required to determine the likelihood of various possible outcomes, these estimates are inherently difficult and subjective. We reevaluate these uncertain tax positions on a quarterly basis. This reevaluation is based on factors including, but not limited to, changes in facts or circumstances and tax laws. A change in recognition or measurement would result either in the recognition of a tax benefit or in an increase in the tax provision for the period.

We also assess the likelihood that we will be able to realize our deferred tax assets. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. In determining the need for a valuation allowance, we consider historical losses, recent earnings, forecasted income, customer concentration, pricing pressure, competition from larger companies with significantly greater resources, and other risks inherent in the semiconductor industry. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more-likely-than-not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. We believe it is reasonably possible that the valuation allowance against our U.S. deferred income tax assets would materially change in the next 12 months. As of December 31, 2013, the valuation allowance against our U.S. deferred income tax assets is approximately $7.6 million.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed.

The amount of income tax we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the tax jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

We do not provide for a U.S. income tax liability on the undistributed earnings of our foreign subsidiaries. The earnings of our foreign subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-US operations or will be remitted substantially free of additional tax.

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

Construction in progress

During 2012 and 2013, construction in progress included the build-to-suit construction cost of our headquarters and costs incurred related to the implementation of our enterprise resources planning (“ERP”) system. Pursuant to a lease agreement, we agreed to pay construction costs in excess of a certain amount, and we had certain indemnification obligations related to the construction. Therefore, we had capitalized the cost of the construction as construction in progress with a corresponding obligation for construction in progress in the consolidated balance sheets. See Note 3, “Balance Sheet Components” and Note 6, “Commitments and Contingencies,” to our consolidated financial statements for additional details. Upon lease commencement, we concluded that that the build-to-suit facility lease qualified for sale-leaseback accounting and determined that it would be treated as a sale-leaseback arrangement and as an operating lease. As of December 31, 2013, both projects were completed and capitalized as property and equipment in our consolidated balance sheets.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we currently rely on certain of these exemptions. These exemptions include, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted. We will remain an emerging growth company upon the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

Results of operations

The following table sets forth our historical operating results for our fiscal years ending December 31, 2013, 2012 and 2011. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percentages)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue:
Hardware	$150,010	94%	$107,267	75%	$97,668	100%
Licensing	10,121	6%	36,638	25%	—	0%

Total revenue	160,131	100%	143,905	100%	97,668	100%
Cost of revenue	71,267	44%	62,247	43%	45,707	47%

Gross profit	88,864	56%	81,658	57%	51,961	53%
Operating expenses:
Research and development	43,256	27%	31,520	22%	21,578	22%
Selling, general and administrative	41,346	26%	35,271	25%	21,237	22%

Total operating expenses	84,602	53%	66,791	47%	42,815	44%

Income from operations	4,262	3%	14,867	10%	9,146	9%
Interest income (expense), net	157	0%	164	0%	(8)	0%
Other income (expense), net	(280)	0%	(586)	0%	(843)	-1%

Income before income taxes	4,139	3%	14,445	10%	8,295	8%
Income tax provision (benefit)	2,069	1%	(1,152)	-1%	—	0%

Net income	$2,070	2%	$15,597	11%	$8,295	8%

Comparison of 2013 and 2012

Revenue

	Year Ended December 31,
	2013		2012		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
Hardware	$150,010	94%	$107,267	75%	$42,743	40%
Licensing	10,121	6%	36,638	25%	(26,517)	-72%

Total revenue	$160,131	100%	$143,905	100%	$16,226	11%

Hardware revenue for 2013 was $150.0 million, compared to $107.3 million for 2012, an increase of $42.7 million, or 40%. The increase was due primarily to increased sales to Samsung of $32.4 million. The increase was partially offset by a decline in the purchase of our hardware processor by Apple of $6.6 million.

Licensing revenue for 2013 was $10.1 million, compared to $36.6 million for 2012. We commenced recognizing licensing revenue in 2012 as one of our OEM’s transitioned to licensing of our processor IP for the 2011 model of its mobile phones. During 2013, no new mobile devices licensing arrangements had occurred and the product family of mobile devices providing royalty payments was being phased-out by newer device models in which our processor IP was not enabled.

In 2013, Samsung, Apple and Comtech, a distributor, accounted for 63%, 21% and 11% of total revenue, respectively. In 2012, Samsung, Apple and Foxconn’s revenue accounted for 48%, 27% and 14% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue in 2012.

Revenue by Geography

	Year Ended December 31,
	2013		2012		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
Korea	$102,305	64%	$70,740	49%	$31,565	45%
China	46,702	29%	33,006	23%	13,696	41%
United States	10,734	7%	39,732	28%	(28,998)	-73%
Other	390	0%	427	0%	(37)	-9%

Total revenue	$160,131	100%	$143,905	100%	$16,226	11%

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. For 2013 and 2012, revenue generated in Asia represented 93% and 72% of our total revenue, respectively. Revenue generated in United States, which primarily comprised of our licensing revenue, represented 7% and 28% of our total revenue for 2013 and 2012, respectively.

Cost of revenue and gross profit

	Year Ended December 31,
	2013		2012		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Cost of revenue	$71,267	45%	$62,247	43%	$9,020	14%
Gross profit	$88,864	55%	81,658	57%	$7,206	9%

Cost of revenue for 2013 was $71.3 million, compared to $62.2 million for 2012, an increase of $9.0 million, or 14%. The increase was primarily due to the increased sales volume of our processors in 2013 and was partially offset by a reduction of $2.4 million write-down of excess and obsolete inventory of certain of our processors that exceeded the amount of inventory we determined was needed to retain to satisfy our then-current forecast of the future demand for our processors in 2012. Gross margin was 55% and 57% in 2013 and 2012, respectively. The decrease in gross margin percentage was due to lower royalty revenue from the licensing of our processor IP, and was partially offset by the mix of newer, higher margin products introduced in 2013.

Operating expenses

	Year Ended December 31,
	2013		2012		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues
Research and development	$43,256	27%	$31,520	22%	$11,736	37%
Selling, general and administrative	41,346	26%	35,271	25%	6,075	17%

Total operating expenses	$84,602	53%	$66,791	47%	$17,811	27%

Research and development

Research and development expenses for 2013 were $43.3 million, compared to $31.5 million for 2012, an increase of $11.7 million, or 37%. The increase was primarily due to additional headcount, resulting in a $6.9 million increase in salaries, employee-related benefits and stock-based compensation expense. During 2013, the Company expanded into new lease facilities to accommodate headcount growth resulting in a $2.1 million increase for domestic and international facilities and related costs. Depreciation of assets and amortization of software and licenses increased by $1.1 million in order to support the increase in research and development activities. The increase was also due to a decrease in research and development reimbursements of $1.3 million compared to 2012 for the performance of nonrecurring engineering work. Increases were partially offset by $0.7 million in lower costs for consulting and outside services, including offshore providers of product development services.

Selling, general and administrative

Selling, general and administrative expenses for 2013 were $41.3 million, compared to $35.3 million for 2012, an increase of $6.1 million, or 17%. The increase was primarily due to additional headcount, resulting in a $3.7 million increase in salaries, employee-related benefits and stock-based compensation expense. During 2013, the Company expanded into new lease facilities to accommodate headcount growth resulting in a $1.4 million increase for domestic and international facilities and related costs. In addition, depreciation of assets and amortization of software and licenses increased by $1.1 million, which is related to the implementation and integration of a new ERP system.

Other income (expense), net

	Year Ended December 31,
	2013	2012	Change
	(in thousands, except percentages)
	Amount	Amount	Amount	%
Other income (expense), net	$(280)	$(586)	$306	-52%

Other income (expense), net for 2013 was a net expense of $0.3 million, compared to a net expense of $0.6 million for 2012, a decrease of $0.3 million of expense, or 52%. The decrease in 2013 was primarily related to the elimination of the mark-to-market adjustments in the fair value of our convertible preferred stock warrants that occurred during 2012. Almost all of these convertible preferred stock warrants were converted to common stock upon our IPO.

Income tax provision (benefit)

Income tax provision for 2013 was $2.1 million compared to an income tax benefit of $1.2 million for 2012, a change of $3.3 million. The increase of income tax provision in 2013 was primarily related to income taxes in the United States as a result of the limitation on the use of R&D credits to offset U.S. taxable income, and in addition the partial valuation allowance release in 2013 was offset by deferred tax expense. The income tax benefit in 2012 was primarily due to tax benefit from the partial valuation allowance release on U.S. federal deferred tax assets.

The effective tax rate for 2013 was 50.0% compared to an effective tax rate of -8.0% for 2012. The increase in the 2013 effective tax rate was a result of our lower pre-tax income, the increase in the valuation allowance and higher unrecognized tax benefits partially offset by the reinstatement of the federal R&D credits in 2013.

Comparison of 2012 and 2011

Revenue

	Year Ended December 31,
	2012		2011		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
Hardware	$107,267	75%	$97,668	100%	$9,599	10%
Licensing	36,638	25%	—	0%	36,638	nm

Total revenue	$143,905	100%	$97,668	100%	$46,237	47%

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

Licensing revenue for 2012 was $36.6 million, compared to none for 2011. We commenced recognizing licensing revenue in 2012 as one of our OEM’s transitioned to licensing of our processor IP for the 2011 model of its mobile phones.

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

Revenue by Geography

	Year Ended December 31,
	2012		2011		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
Korea	$70,740	49%	$23,251	24%	$47,489	204%
United States	39,732	28%	—	0%	39,732	nm
China	33,006	23%	73,008	75%	(40,002)	-55%
Other	427	0%	1,409	1%	(982)	-70%

Total revenue	$143,905	100%	$97,668	100%	$46,237	47%

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

Cost of revenue and gross profit

	Year Ended December 31,
	2012		2011		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Cost of revenue	$62,247	43%	$45,707	47%	$16,540	36%
Gross profit	81,658	57%	51,961	53%	29,697	57%

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

Operating expenses

	Year Ended December 31,
	2012		2011		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Research and development	$31,520	22%	$21,578	22%	$9,942	46%
Selling, general and administrative	35,271	25%	21,237	22%	$14,034	66%

Total operating expenses	$66,791	47%	$42,815	44%	$23,976	56%

Research and development

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

Selling, general and administrative

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

Other income (expense), net

	Year Ended December 31,
	2012	2011	Change
	(in thousands, except percentages)
Other income (expense), net	$(586)	$(843)	$257	-30%

Other income (expense), net for 2012 was a net expense of $0.6 million, compared to an expense of $0.8 million for 2011, a decrease of $0.2 million of expense, or 30%. The decrease primarily reflected the mark-to-market adjustments in the fair value of our convertible preferred stock warrants. This was partially offset by the fluctuation in gain/losses on our foreign exchange currency.

Income tax provision (benefit)

Income tax benefit for 2012 was $1.2 million, compared to none for 2011, an increase of $1.2 million. The increase was primarily due to tax benefits from the partial valuation allowance release on U.S. federal deferred tax assets which was partially offset by foreign income tax expenses.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2013. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of this data. The results of historical periods are not necessarily indicative of the results expected for a full year or any future period. The following two tables present our unaudited quarterly consolidated statements of operations data first in dollars and then as a percentage of total revenues for the periods presented.

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except share and per share data)
Revenue:
Hardware	$31,109	$32,445	$42,788	$43,668	$34,462	$32,252	$21,144	$19,409
Licensing	2,032	2,007	2,521	3,561	4,227	8,499	12,213	11,699

Total revenue	33,141	34,452	45,309	47,229	38,689	40,751	33,357	31,108
Cost of revenue	15,806	15,179	18,562	21,720	17,855	18,355	12,618	13,419

Gross profit	17,335	19,273	26,747	25,509	20,834	22,396	20,739	17,689
Operating expenses:
Research and development	11,958	11,499	10,349	9,450	8,473	9,501	7,878	5,668
Selling, general and administrative	10,279	9,929	10,793	10,345	10,498	9,102	8,147	7,524

Total operating expenses	22,237	21,428	21,142	19,795	18,971	18,603	16,025	13,192

Income from operations	(4,902)	(2,155)	5,605	5,714	1,863	3,793	4,714	4,497
Interest income (expense), net	29	37	37	54	74	77	10	3
Other income (expense), net	(71)	(50)	(84)	(75)	(82)	(39)	(257)	(208)

Income (loss) before income taxes	(4,944)	(2,168)	5,558	5,693	1,855	3,831	4,467	4,292
Income tax provision (benefit)	(2,023)	153	2,891	1,048	(1,584)	167	142	123

Net income (loss)	$(2,921)	$(2,321)	$2,667	$4,645	$3,439	$3,664	$4,325	$4,169

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except share and per share data)
Net income (loss) attributable to common stockholders—basic							$2,269	$202
Net income (loss) attributable to common stockholders—diluted							$2,456	$601
Net income (loss) per share:
Basic	$(0.13)	$(0.11)	$0.13	$0.22	$0.17	$0.18	$0.20	$0.19
Diluted	$(0.13)	$(0.11)	$0.11	$0.20	$0.15	$0.16	$0.17	$0.16
Weighted average shares used in computing net income (loss) per share:
Basic	22,012	21,636	21,240	20,961	20,587	20,342	11,343	1,080
Diluted	22,012	21,636	23,230	23,324	22,460	23,159	14,330	3,832

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(as a percent of total revenue for period presented)
Revenue:
Hardware	94%	94%	94%	92%	89%	79%	63%	62%
Licensing	6%	6%	6%	8%	11%	21%	37%	38%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	48%	44%	41%	46%	46%	45%	38%	43%

Gross profit	52%	56%	59%	54%	54%	55%	62%	57%
Operating expenses:
Research and development	36%	33%	23%	20%	22%	23%	24%	18%
Selling, general and administrative	31%	29%	24%	22%	27%	22%	24%	24%

Total operating expenses	67%	62%	47%	42%	49%	46%	48%	42%

Income from operations	-15%	-6%	12%	12%	5%	9%	14%	14%
Interest income (expense), net	0%	0%	0%	0%	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%	0%	0%	-1%	-1%

Income (loss) before income taxes	-15%	-6%	12%	12%	5%	9%	13%	13%
Income tax provision (benefit)	-6%	1%	6%	2%	-4%	0%	0%	0%

Net income (loss)	-9%	-7%	6%	10%	9%	9%	13%	13%

Quarterly Trends

In the three months ended September 30, 2013, total revenue decreased by $10.9 million from the prior quarter primarily due to lower sales to Samsung.

For the three months ended December 31, 2012, the Company had an income tax benefit of $1.6 million due to primarily tax benefits from the partial valuation allowance release on U.S. federal deferred tax assets which was partially offset by foreign tax expenses.

In the three months ended March 31, 2012, total revenue increased $13.2 million from the prior quarter to $31.1 million. This increase was primarily due to the Company’s first time recording of licensing revenue in the amount of $11.7 million. In addition, while overall hardware revenue increased, hardware sales to Apple decreased, which was more than offset by higher hardware sales to Samsung.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of December 31, 2013, we had an accumulated deficit of $24.5 million. We have funded our operations primarily with proceeds from the sale of equity. An aggregate of $74.3 million of convertible preferred stock was issued prior to 2011, which converted to our common stock on May 15, 2012 in connection with our IPO. On May 15, 2012, we closed our IPO with total gross proceeds from the offering of $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by us was approximately $91.5 million before offering expenses.

As of December 31, 2013, we had cash and cash equivalents of $124.7 million, short-term investments of $14.9 million, future minimum lease payment obligations of $42.9 million and no other debt. As of December 31, 2013, we also had access to a $10.0 million revolving line of credit, with available funds based on eligible accounts receivable and customer purchase orders. Our master loan agreement for our revolving line of credit contains covenants. As of December 31, 2013, we had no outstanding borrowings under this line of credit and we are in compliance with the master agreement’s covenants. The maturity date of the line of credit is March 31, 2014.

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

Our cash flows for 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$15,299	$26,943	$6,292
Net cash used in investing activities	(5,976)	(24,016)	(1,744)
Net cash provided by (used in) financing activities	5,762	90,665	(601)

Cash flows from operating activities

Our operating cash flows primarily consist of and depend on the timing and amount of cash receipts from sales of our products and royalty payments, inventory purchases and our payment of operating expenses. Net cash used in operating activities for the periods presented consisted of net income or losses adjusted for certain noncash items and changes in working capital. Within changes in working capital, changes in accounts receivable, inventory and accounts payable generally account for the largest adjustments, as we typically expect to use more cash to fund accounts receivable and build inventory as our business grows. Additionally, increases in accounts payable will typically provide more cash as we do more business with our contract foundries and other third parties, depending on the timing of payments.

For 2013, net cash provided by operating activities was $15.3 million, as compared to $26.9 million for 2012. The most significant component of the decrease was lower net income, partially offset by lower accounts receivable due to earlier than expected receipts from one customer.

For 2012, net cash provided by operating activities was $26.9 million, as compared to $6.3 million for 2011. The most significant component of the increase was the receipt of royalty payments from a single OEM in 2012 without any use of cash to purchase inventory to support the revenue. In addition, an increase in accrued and other liabilities of $4.6 million and accounts payable of $2.6 million and a decrease in inventories of $4.0 million contributed to the increase in cash from operating activities. This was offset by increases in accounts receivable of $4.5 million and prepaid expenses and other assets of $3.8 million. In 2012, stock-based compensation expense of $3.1 million, a $2.9 million charge for write-down of inventory to net realizable value and depreciation expense of $1.6 million also had an impact on cash flows from operating activities relative to net income. Net income was $15.6 million and $8.3 million for 2012 and 2011, respectively

Cash flows from investing activities

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

For 2013, net cash used in investing activities was $6.0 million, as compared to $24.0 million for 2012. The decrease was primarily due to the net purchase of marketable securities following our IPO in 2012 and by the net sale of marketable securities during 2013, which was partially offset by purchased property and equipment of $9.1 million to support the growth in our business.

For 2012, net cash used in investing activities was $24.0 million, as compared to $1.7 million for 2011. The increase was due primarily to the purchase of marketable securities to invest the proceeds received from our IPO and the purchases of property and equipment of $6.0 million to support the growth in our business. This was partially offset by the sale of marketable securities.

Cash flows from financing activities

Up to 2012 we had financed our operations primarily with proceeds from the sale of our convertible preferred stock and borrowings under our credit facilities. In 2012, we received net inflows of cash from financing activities related to our IPO, which we do not expect to recur.

For 2013, net cash provided by financing activities was $5.8 million as compared to net cash provided of $90.7 million for 2012. During 2013, we received proceeds of $5.0 million from the exercise of stock options and employee stock purchase plan.

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

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for NOL carryforwards, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for NOL carryforwards, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because we are an emerging growth company under the JOBS Act and have elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. We did not elect for an early adoption of this new guidance. We are currently evaluating the impact this guidance may have on our financial position, results of operations, or cash flows.

Contractual obligations and commitments

The following table summarizes our contractual obligations and commitments for principal and interest payments due on our capital lease facility and operating lease payments as of December 31, 2013:

	Payments Due by Fiscal Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Lease obligations (1)	$42,928	$4,434	$8,554	$8,370	$21,570
Contractual obligations (2) (3)	54,198	54,198	—	—	—

	$97,126	$58,632	$8,554	$8,370	$21,570

(1)	Our operating lease commitments as of December 31, 2013 primarily relate to the lease of our corporate headquarters in Mountain View, California and, to a lesser extent, our offices in Scotts Valley, California, Lafayette, Colorado, South Korea, Taiwan, China, Singapore and India. On June 5, 2012, we entered into a lease agreement for our corporate headquarters, which consists of 87,565 square feet in Mountain View, California. Our lease for this facility commenced during the fourth quarter of 2013 with a term of ten years and an option to extend for an additional five years. As of December 31, 2013, we had completed the build-out for our corporate headquarters and had taken occupancy of that facility.
(2)	As of December 31, 2013, we had purchase obligations of $54.2 million with our third-party foundries and other suppliers. Purchase obligations represent primarily outstanding purchase orders that we have placed with our suppliers. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.
(3)	As of December 31, 2013, we had $1.0 million of noncurrent gross unrecognized tax benefits under generally accepted accounting guidance. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. We are not able to provide a reasonable estimate of the timing of future payments relating to these potential obligations and, accordingly, these unrecognized tax benefits are excluded from this table. The possible reduction in these liabilities for uncertain tax positions in multiple tax jurisdictions that may impact the statement of operations in the next 12 months is not considered significant.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2013, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of December 31, 2013.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

We had cash and cash equivalents of $124.7 million as of December 31, 2013. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. We also had an investment portfolio of $14.9 million as of December 31, 2013, consisting of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds and U.S. government bonds and notes. These investments are classified as available-for-sales and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as component of accumulated other comprehensive income in stockholders’ equity. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth in the 1992 version of the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. As a result, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to the Proxy Statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”).

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

3. Exhibits

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	1/13/2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.1	11/20/2013

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.2	Warrant to Purchase Stock by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	4.2	1/13/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	10-Q	10.5	11/14/2013

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.6	440 Clyde Avenue Lease Agreement by and between the Registrant and 440 Clyde Avenue Associates, LLC dated October 2, 2008.	S-1	10.6	1/13/2012

10.7	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	10.7	1/13/2012

10.7.1	First Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated December 4, 2009.	S-1	10.7.1	1/13/2012

10.7.2	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated August 17, 2010.	S-1	10.7.2	1/13/2012

10.7.3	Third Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 6, 2011.	S-1	10.7.3	1/13/2012

10.7.4	Fourth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 5, 2013.	8-K	10.7.4	7/11/2013

10.7.5	Fifth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated September 30, 2013.	8-K	10.7.5	10/4/2013

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Craig H. Factor, Eitan Medina, Robert H. Schoenfield, Thomas Spade and Alexis Bernard.	S-1	10.12	1/13/2012

10.13+	Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13	4/27/2012

10.13.1+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13.1	4/27/2012

10.13.2+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 19, 2008.	S-1	10.13.2	4/27/2012

10.13.3+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 26, 2010.	S-1	10.13.3	4/27/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.13.3.1+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 15, 2012.	S-1	10.13.3.1	4/27/2012

10.13.4+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 22, 2010.	S-1	10.13.4	4/27/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.15	Sublease by and between the Registrant and Zynga Inc. dated March 16, 2012.	S-1	10.15	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

10.19#	Offer letter to Alexis Bernard, dated May 1, 2013.	10-Q	10.19	8/12/2013

21.1	Subsidiaries.	10-Q	21.1	5/9/2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIENCE INC.

By:	/s/ PETER B. SANTOS
Peter B. Santos
President and Chief Executive Officer

Date: March 14, 2014

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

Signature	Title	Date

/S/ PETER B. SANTOS Peter B. Santos	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014

/S/ KEVIN S. PALATNIK Kevin S. Palatnik	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/S/ FOREST BASKETT Forest Baskett	Director	March 14, 2014

/S/ MARVIN D. BURKETT Marvin D. Burkett	Director	March 14, 2014

/S/ BARRY L. COX Barry L. Cox	Director	March 14, 2014

/S/ RICH GERUSON Rich Geruson	Director	March 14, 2014

/S/ MOHAN S. GYANI Mohan S. Gyani	Chairman and Director	March 14, 2014

Signature	Title	Date

/S/ GEORGE A. PAVLOV George A. Pavlov	Director	March 14, 2014

/S/ PATRICK SCAGLIA Patrick Scaglia	Director	March 14, 2014

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of Audience, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Audience, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 14, 2014

AUDIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$124,691	$109,606
Short-term investments	14,855	18,032
Restricted cash	170	—
Accounts receivable	5,670	12,926
Inventories	13,422	13,266
Other current assets	4,676	3,669

Total current assets	163,484	157,499
Property and equipment, net	13,533	11,801
Restricted cash—noncurrent portion	—	170
Other noncurrent assets	2,402	1,389

Total assets	$179,419	$170,859

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,304	$9,745
Accrued and other current liabilities	10,673	9,228
Deferred credits and income	265	285
Financing obligation for construction in progress	—	5,290

Total current liabilities	17,242	24,548
Income taxes payable—noncurrent	935	376
Other liabilities—noncurrent	1,861	—

Total liabilities	20,038	24,924

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock:
$0.001 par value—50,000,000 shares authorized and no shares issued and outstanding at December 31, 2013 and 2012	—	—

Common stock:
$0.001 par value—500,000,000 shares authorized as of December 31, 2013 and 2012, respectively; 22,111,375 shares and 20,862,845 shares issued and outstanding as of December 31, 2013 and 2012, respectively	22	21
Additional paid-in capital	183,840	172,461
Accumulated other comprehensive income	(1)	3
Accumulated deficit	(24,480)	(26,550)

Total stockholders’ equity	159,381	145,935

Total liabilities and stockholders’ equity	$179,419	$170,859

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Hardware	$150,010	$107,267	$97,668
Licensing	10,121	36,638	—

Total revenue	160,131	143,905	97,668

Cost of revenue	71,267	62,247	45,707

Gross profit	88,864	81,658	51,961

Operating expenses:
Research and development	43,256	31,520	21,578
Selling, general and administrative	41,346	35,271	21,237

Total operating expenses	84,602	66,791	42,815

Income from operations	4,262	14,867	9,146

Interest income (expense), net	157	164	(8)
Other income (expense), net	(280)	(586)	(843)

Income before income taxes	4,139	14,445	8,295
Income tax provision (benefit)	2,069	(1,152)	—

Net income	$2,070	$15,597	$8,295

Net income per share:
Basic	$0.10	$0.73	$0.16

Diluted	$0.09	$0.65	$0.14

Weighted average shares used in computing net income per share:
Basic	21,467	13,377	948

Diluted	23,197	15,687	3,384

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$2,070	$15,597	$8,295
Other comprehensive income (loss):
Foreign currency translation adjustments	—	31	(59)
Unrealized gain (loss) on marketable securities, net	(4)	3	—

Net comprehensive income	$2,066	$15,631	$8,236

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	13,205,180	$74,348	837,312	$1	$2,048	$28	$(50,442)	$(48,365)
Issuance of common stock upon exercise of stock options	—	—	186,424	—	294	—	—	294
Stock-based compensation	—	—	—	—	1,390	—	—	1,390
Foreign currency translation adjustments	—	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	—	8,295	8,295

Balances at December 31, 2011	13,205,180	74,348	1,023,736	1	3,732	(31)	(42,147)	(38,445)
Issuance of common stock upon exercise of stock options	—	—	502,203	1	1,226	—	—	1,227
Issuance of common stock in connection with employee stock purchase plan	—	—	183,259	—	1,233	—	—	1,233
Issuance of common stock upon initial public offering, net of offering costs	—	—	5,838,198	6	86,974	—	—	86,980
Stock-based compensation	—	—	—	—	3,134			3,134
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Unrealized gain on short-term investments, net	—	—	—	—	—	3	—	3
Conversion of preferred stock to common stock	(13,205,180)	(74,348)	13,205,180	13	74,335	—	—	74,348
Warrants exercised	—	—	110,269	—	1,804	—	—	1,804
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	23	—	—	23
Net income	—	—	—	—	—	—	15,597	15,597

Balances at December 31, 2012	—	—	20,862,845	21	172,461	3	(26,550)	145,935
Issuance of common stock upon exercise of stock options	—	—	905,186	1	2,610	—	—	2,611
Issuance of restricted stock units	—	—	21,371	—	(107)			(107)
Common stock warrants exercised	—	—	976	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	320,997	—	2,401	—	—	2,401
Stock-based compensation	—	—	—	—	5,660	—		5,660
Unrealized loss on short-term investments, net	—	—				(4)		(4)
Tax windfall on stock-based compensation	—	—	—	—	815	—	—	815
Net income	—	—	—	—	—	—	2,070	2,070

Balances at December 31, 2013	—	$—	22,111,375	$22	$183,840	$(1)	$(24,480)	$159,381

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$2,070	$15,597	$8,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,346	1,599	834
Write-down of inventory to net realizable value	458	2,934	409
Change in fair value of convertible preferred stock warrants	—	290	822
Stock-based compensation	5,660	3,134	1,390
Excess tax benefit from stock plans	(858)	—	—
Deferred income tax	—	(2,013)	—
Loss on disposal of property and equipment	4	86	—
Amortization/accretion of marketable securities	69	69	—
Non-cash rent expense	663	579	—
Changes in assets and liabilities:
Accounts receivable	7,256	(4,461)	3,552
Inventories	(614)	4,042	(10,787)
Prepaid expenses and other assets	(1,252)	(1,779)	(741)
Accounts payable	(3,758)	2,570	183
Accrued and other liabilities	2,275	4,616	2,083
Deferred credits and income	(20)	(320)	252

Net cash provided by (used in) operating activities	15,299	26,943	6,292

Cash flows from investing activities
Purchases of property and equipment and other	(9,080)	(5,958)	(1,753)
Purchases of marketable securities	(21,896)	(26,098)	—
Proceeds from sales and maturities of marketable securities	25,000	8,000	—
Change in restricted cash	—	40	9

Net cash used in investing activities	(5,976)	(24,016)	(1,744)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	91,548	—
Proceeds from exercise of preferred stock warrants	—	400	—
Proceeds from exercise of stock options and employee stock purchase plan	5,011	2,543	294
Tax payments related to RSUs	(107)	—	—
Excess tax benefit from stock plans	858	—	—
Payment of deferred offering costs	—	(3,723)	(758)
Repayment of equipment term loan	—	(103)	(137)

Net cash provided by (used in) financing activities	5,762	90,665	(601)

Effect of exchange rate change on cash and cash equivalents	—	31	(59)

Net increase in cash and cash equivalents	15,085	93,623	3,888
Cash and cash equivalents
Beginning of period	109,606	15,983	12,095

End of period	$124,691	$109,606	$15,983

Supplemental disclosures:
Cash paid for income taxes	$1,508	$68	$150
Accrual for purchases of property and equipment	$1,847	$—	$—
Non-cash obligation for property, plant and equipment (Note 6)	$—	$5,290	$—
Conversion of convertible preferred stock to common stock	$—	$74,348	$—
Conversion of preferred stock warrants to common stock warrants	$—	$23	$—
Cashless conversion of common stock warrants to common stock	$23	$—	$—

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Audience, Inc. (the “Company” or “Audience”) was incorporated in the State of California in July 2000 and subsequently reincorporated in the State of Delaware in June 2011. In June 2002, the Company changed its name from Applied Neurosystems Corporation to Audience, Inc. The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “ADNC.”

Audience is the leader in advanced voice and audio processing for mobile devices, providing intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. Its family of earSmart™ intelligent voice processors is based on the processes of human hearing, to suppress background noise and enhance mobile voice quality. Audience’s technology substantially improves the mobile voice experience, while also improving the performance of speech-based services, and enhancing audio quality for multimedia. Audience earSmart™ processors are featured in mobile devices from leading providers in Asia-Pacific, Europe and the U.S.

The Company outsources the manufacture of its voice and audio processors to independent foundries and uses third parties for assembly, packaging and test. The Company sells its voice and audio processors globally, directly to original equipment manufacturers (“OEMs”) and their contract manufacturers (“CMs”) and indirectly through distributors. In 2012, Audience also began to recognize license revenue on royalty payments for the use of its semiconductor intellectual property (“processor IP”) in the 2011 model of the mobile phones of a single OEM.

In April 2012, the Board of Directors and stockholders approved a one-for-30 reverse split of the outstanding common and preferred stock that was effected on April 25, 2012. All share and per share information included in the accompanying financial statements and notes thereto has been adjusted to reflect this reverse stock split.

On May 15, 2012, Audience closed its initial public offering (“IPO”) of 6,060,707 shares of its common stock inclusive of 270,180 shares of common stock sold by certain selling stockholders and the 790,527 shares sold by the Company to satisfy the underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $17.00 per share. The total gross proceeds from the offering to the Company were $98.4 million and after deducting underwriting discounts and commissions, the aggregate net proceeds received by Audience was approximately $91.5 million before deducting offering expenses of $4.5 million. Audience also received $81,000 from the stock options exercised by certain selling stockholders. Upon the closing of the IPO, all shares of Audience’s outstanding convertible preferred stock automatically converted into 13,205,180 shares of common stock and all outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 1,333 shares of common stock. During 2013 these warrants were exercised into common stock.

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Audience and its wholly owned subsidiaries. These consolidated financial statements were prepared and presented in conformity with U.S. generally accepted accounting principles (“GAAP”). Unless otherwise specified, references to the Company are references to Audience and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. Foreign currency gains or losses are recorded as other expenses, net in the consolidated statements of operations.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

Foreign Currency Translation

The Company’s foreign subsidiaries currently use the U.S. dollar as their functional currency. Remeasurement adjustments for non-functional currency monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and non-monetary assets and liabilities are translated at historical rates. The remeasurement gains and losses of these foreign subsidiaries as well as gains and losses from foreign currency transactions are included in other income (expense), net in the consolidated statements of operations, and are not significant for any periods presented.

Cash, Cash Equivalents, Investments and Restricted Cash

Cash equivalents are investments in highly-rated and highly-liquid money market securities and certain U.S. government sponsored obligations with original maturity of three months or less at the date of purchase. The Company maintains its cash and cash equivalents balances with high quality financial institutions.

The Company classifies its short-term investments as “available-for-sale” and carries them at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity (deficit) and included in accumulated other comprehensive income (loss). Realized gains and losses are calculated on the specific identification method and recorded in other income (expense), net. Such investments have original maturities greater than 90 days.

The Company maintained $170,000 of restricted cash in a certificate of deposit account at December 31, 2013 and 2012 supporting a letter of credit required for a Company’s leased facility.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities, approximate their fair values due to their short maturities. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. Accounts receivable are written off on a case by case basis, net of any amounts that may be collected. The Company reviews its

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

Revenue Recognition

The Company derives revenue from the direct sale of voice and audio processors to OEMs and CMs and indirect sales of voice and audio processors to OEMs through distributors. The Company recognizes revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. The transfer of risk and reward of ownership to the customers is typically complete at the time of shipment as per the Company’s shipping terms. The Company also ships a portion of its products to the inventory hubs of CMs and recognizes the related revenue as the CMs notify the Company in writing that they have drawn its products from the hub, at which point delivery and transfer of title and risk of ownership have occurred.

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

The Company began to recognize licensing revenue on royalty payments in 2012 on mobile phones integrating its licensed processor IP from a single OEM. The Company recognizes licensing revenue based on mobile phone shipments reported during the quarter, assuming that all other revenue recognition criteria are met. The OEM generally reports shipment information typically within 45 days following the end of the OEM’s quarter. Since there is no reliable basis on which the Company can estimate its licensing revenues prior to obtaining the OEM’s reports from the licensees, the Company recognizes licensing revenues on a one-quarter lag. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular period in which the Company’s processor IP is integrated and enabled at the agreed-upon royalty rate.

Concentration of Risk

The Company’s products are currently manufactured, assembled and tested by third-party foundries and other contractors in Asia. The Company does not have long-term agreements with any of these foundries or

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

contractors. A significant disruption in the operations of one or more of these foundries or contractors would adversely impact the production of Audience’s products for a substantial period of time, which could have a material adverse effect on its business, financial condition, operating results and cash flows.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivables. The Company places substantially all of its cash and cash equivalents on deposit with reputable, high credit quality financial institutions in the United States and therefore bears minimal credit risk. Deposits held with banks may generally be redeemed upon demand and may, from time to time, exceed the limit of federally-backed insurance provided on such deposits. Since inception, the Company has not sustained any credit losses from instruments held at financial institutions.

The Company’s accounts receivable are derived from direct sales to OEMs and CMs and indirect sales to OEMs through distributors. The Company generally does not require collateral and it establishes an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Substantially all of Audience’s customers are located in Asia and all sales are denominated in U.S. dollars. As of December 31, 2013, three customers comprised 45%, 36% and 15% of total accounts receivable. As of December 31, 2012, four customers accounted for 36%, 21%, 19% and 13% of total accounts receivable.

In 2013, revenue from Samsung Electronics Co., Ltd (“Samsung”), Apple Inc. (“Apple”), and Comtech, a distributor, accounted for 63%, 21% and 11% of total revenue, respectively. In 2012, revenue from two OEMs, Samsung and Apple and one CM, Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”), accounted for 48%, 27% and 14% of total revenue, respectively. In addition, with respect to the 2011 model of Apple’s mobile phone, Apple transitioned from the purchase of Audience’s processors to licensing of Audience’s processor IP for a royalty. The Company began to recognize licensing revenue in 2012, which accounted for 6% of total revenue for 2013 and 25% of total revenue for 2012. For 2011, revenue from Foxconn, Protek (Shanghai) Limited and its affiliates (“Protek”), and Samsung accounted for 65% 10%, and 20% of total revenue, respectively. No other OEM, CM or distributor accounted for 10% or more of total revenue for the year ended December 31, 2013, 2012 and 2011.

Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company recognizes an impairment loss when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the asset. If impairment is indicated, the Company writes the asset down to its estimated fair value. For all periods presented, the Company has not recognized any impairment losses on its long-lived assets.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. All property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets or the term of the related lease, whichever is shorter. Estimates of useful lives are as follows:

Computers and equipment	3 years
Machinery and equipment	3 years
Software	3 to 5 years
Furniture and fixtures	3 years
Leasehold improvements	5 years, or remaining life of lease, whichever shorter

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Minor repairs and maintenance are charged to operations as incurred. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is recorded as an operating expense in the consolidated statements of comprehensive income.

During 2012 and 2013, construction in progress included the build-to-suit construction cost of the Company’s headquarters facilities and costs incurred related to the implementation of an enterprise resources planning (“ERP”) system. Pursuant to its headquarters facilities lease agreement, the Company agreed to pay construction costs in excess of a certain amount and it had certain indemnification obligations related to the construction, resulting in certain build-to-suit accounting requirements. Therefore, the Company had capitalized the cost of the construction as construction in progress with a corresponding obligation for construction in progress in the consolidated balance sheets. Upon lease commencement, the Company concluded that the build-to-suit facility lease qualified for sale-leaseback accounting and determined that it will be treated as a sale-leaseback arrangement and as an operating lease. As of December 31, 2013, both projects were completed and capitalized as property and equipment in the Company’s consolidated balance sheets.

Inventory

Inventories are stated at the lower of cost or market value, cost being determined under the first-in, first-out method. The Company routinely evaluates quantities and values of inventory in light of current market conditions and market trends and records a provision for quantities in excess of demand and product obsolescence. This evaluation may take into consideration expected demand, generally over a 12-month period, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, product merchantability and other factors.

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

Product Warranty

The Company warrants to its customers that its voice and audio processors will work in accordance with the specifications of each product. Due to the cost and other complexities associated with rectifying any potential product defects, the Company does not repair any returned products. If a product may be defective, the customer notifies the Company and, with Audience’s approval, returns the product. The Company then sends a replacement product to the customer. The Company accounts for any exposure related to potentially defective products as a portion of its allowance for sales returns. The Company did not experience significant product returns in any of the periods presented.

Shipping and Handling Costs

Shipping and handling costs for inventory purchases and product shipments are classified as a component of cost of revenue in the consolidated statements of operations.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Net Income Per Share

For the year ended December 31, 2013, the Company calculated basic earnings per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

For the years ended December 31, 2012 and 2011, the Company’s basic and diluted earnings per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the earnings per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on May 15, 2012, when all convertible preferred stock was converted to common stock.

The two-class method requires that the Company calculate the earnings per share using net income attributable to the common stockholders, which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period. The basic earnings per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

Internally-developed Capitalized Software

Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model that typically occurs when beta testing commences and the general availability of such software, has been short and software development costs qualifying for capitalization have been insignificant. The Company has not capitalized any software development costs since its inception.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs, product development costs, which include engineering services, development software and hardware tools, license fees, cost of fabrication of masks, other development materials costs, depreciation of equipment used in research and development, and allocation of facilities costs.

Nonrecurring engineering services, which the Company bills to OEMs from time to time for cost reimbursement, are recorded in “Deferred credits and income” on the consolidated balance sheets until acceptance, which is upon cash receipt, at which point they are reflected as a reduction of research and development costs in accordance with the provisions of each agreement. The Company recorded as a reduction of research and development expenses, reimbursements for such services totaling $0.4 million, $1.7 million and $0.6 million for 2013, 2012 and 2011, respectively.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Likewise, if it later determines that it is more-likely-than-not that the net deferred tax assets would be realized, the Company would reverse the applicable portion of the previously provided valuation allowance.

The Company recognizes the impact of a tax position in the consolidated financial statements that, based on its technical merits, is more-likely-than-not to be sustained upon examination. The evaluation of a tax position in accordance with this interpretation is a two-step process – recognition and measurement. In the first step, the Company’s determination of whether it is more- likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, is based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criterion. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company includes interest and penalties related to unrecognized tax benefits within its provision for income taxes. The Company has not incurred any interest or penalties nor has it recorded any foreign exchange gains or losses related to unrecognized tax benefits in any of the periods presented.

The Company does not provide for a U.S. income tax liability on undistributed earnings of the Company’s foreign subsidiaries as such amounts are indefinitely reinvested. As of December 31, 2013 the Company has $0.2 million of undistributed foreign earnings and no cash distributions were made from the Company’s foreign subsidiaries. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

Advertising Expense

All advertising costs are expensed as incurred. The Company incurred immaterial advertising expenses during any of the periods presented.

Leases

The Company recognizes operating lease rent expense on a straight-line basis over the term of the applicable lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in “Accrued and other current liabilities” for the current portion, and “Deferred rent” for the long-term portion on the accompanying consolidated balance sheets.

Pursuant to its headquarters facilities lease agreement, the Company agreed to pay construction costs in excess of a certain amount and it had certain indemnification obligations related to the construction, resulting in certain build-to-suit accounting requirements. Upon lease commencement, the Company concluded that the build-to-suit facility lease qualifies for sale-leaseback accounting and determined that it will be treated as a sale-leaseback arrangement and as an operating lease.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

Determining the fair value of stock-based awards at the grant date requires the input of various assumptions, including fair value of the underlying common stock, expected future share price volatility and expected term. The Company calculates the expected term as the average of the option’s vesting and contractual terms. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from its estimate, stock-based compensation expense in future periods could be significantly different from what was recorded in the current period. Following is a description of the valuation assumptions used by the Company to determine the fair value of its stock-based awards:

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

Expected Volatility. The expected volatility was based primarily on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the options since the Company has limited trading history to use in determining the volatility of its common stock.

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

RSUs. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

the grant date and offering date, respectively, based on the fair-value as calculated by the BSM option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, estimated expected life and interest rates. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions and other events and circumstances from non-owner sources. For all periods presented, the difference between net income and comprehensive income (loss) was due to currency translation adjustments and unrealized gain/(loss) from marketable securities.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (“AOCI”) to net income. This new guidance requires that the Company presents either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance only impacts disclosures within the Company’s consolidated financial statements and notes to the consolidated financial statements and does not result in a change to the accounting treatment of AOCI. This new guidance became effective for the Company’s interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for NOL carryforwards, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for NOL carryforwards, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because the Company is an emerging growth company under the JOBS Act and has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations, or cash flows.

3. Balance Sheet Components

Inventories

Inventories consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Work in process	$4,115	$4,467
Finished goods	9,307	8,799

Total inventory	$13,422	$13,266

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Computers and equipment	$3,582	$2,596
Machinery and equipment	4,774	3,357
Software	3,835	839
Furniture and fixtures	4,738	488
Leasehold improvements	3,619	1,534
Construction in progress	35	6,808

Gross property and equipment	20,583	15,622
Accumulated depreciation and amortization	(7,050)	(3,821)

Property and equipment, net	$13,533	$11,801

Depreciation and amortization expense was $3.3 million, $1.6 million and $0.8 million for 2013, 2012 and 2011, respectively.

On June 5, 2012, the Company entered into a lease agreement for its corporate headquarters and occupancy commenced during the fourth quarter of 2013. Pursuant to the lease agreement, the Company agreed to pay construction costs in excess of a certain amount incurred prior to its occupancy, and the Company had certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it was considered to be the owner of the construction project during the construction period in accordance with build-to-suit accounting requirements for the effect of lessee involvement in asset construction. As of December 31, 2012, the Company capitalized $5.9 million of assets as construction in progress, based on the construction costs incurred by the landlord. See Note 6, “Commitments and Contingencies” for additional details. Upon completion of the build-out during 2013, the capitalized construction in progress amount was reclassified as primarily furniture and fixtures and leasehold improvements.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Compensation	$5,221	$4,143
Professional fees	811	1,531
Income taxes payable	648	444
Accrued inventory	92	968
Liability related to facility build-out	1,539	579
Other	2,362	1,563

Accrued and other current liabilities	$10,673	$9,228

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

4. Fair Value of Financial Instruments

The Company invests its excess cash primarily in U.S. government agency and treasury notes and money market funds that mature within one year. All cash equivalents and short-term investments are classified as available-for-sale.

The amortized cost and fair value of available-for-sale securities at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$90,230	$—	$—	$90,230
U.S. agency securities	14,856	(1)	—	14,855

Total available-for-sale securities	$105,086	$(1)	$—	$105,085

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$76,962	$—	$—	$76,962
U.S. agency securities	18,029	3	—	18,032

Total available-for-sale securities	$94,991	$3	$—	$94,994

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	December 31,
	2013	2012
	(in thousands)
Cash equivalents	$90,230	$76,962
Short-term investments	14,855	18,032

Total available-for-sale securities	$105,085	$94,994

Audience invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market. As of December 31, 2013, the Company had no investments in an unrealized gain or loss position. No gains or losses were realized from sales of securities in the periods presented.

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

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

As there were no financial liabilities, the following tables summarize the Company’s financial assets measured at fair value on a recurring basis within the fair value hierarchy:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$90,230	$90,230	$—	$—
Short-term investments:
U.S. agency securities	14,855	14,855	—	—

Total available-for-sale marketable securities	$105,085	$105,085	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$76,962	$76,962	$—	$—
Short-term investments:
U.S. agency securities	18,032	18,032	—	—

Total available-for-sale marketable securities	$94,994	$94,994	$—	$—

5. Net Income Per Share

The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income	$2,070	$15,597	$8,295
Non-cumulative dividends to preferred stockholders	—	(2,247)	(5,993)
Undistributed earnings allocated to preferred stockholders	—	(3,583)	(2,148)

Net income — basic	2,070	9,767	154
Adjustment for undistributed earnings reallocated to the holders of common stock	—	402	315

Net income — diluted	$2,070	$10,169	$469

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Denominator:
Weighted average shares used in computing net income per share:
Basic	21,467	13,377	948
Weighted average effect of dilutive stock options:	1,728	2,309	2,436
Weighted average effect of dilutive restricted stock units:	2	—	—
Weighted average effect of dilutive stock warrants:	—	1	—

Diluted	23,197	15,687	3,384

Net income per share:
Basic	$0.10	$0.73	$0.16

Diluted	$0.09	$0.65	$0.14

The following potentially dilutive outstanding shares of common stock equivalents subject to options, warrants and convertible preferred stock were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Options to purchase common stock	1,835	1,419	185
Restricted stock units	213	18	—
Convertible preferred stock (if-converted basis)	—	—	13,205
Common equivalent shares from preferred stock warrants	—	—	112

6. Commitments and Contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 31, 2023. Rent expense was $4.7 million, $2.9 million and $1.2 million for 2013, 2012 and 2011, respectively.

On June 5, 2012, the Company entered into a lease agreement for its corporate headquarters, which consists of 87,565 square feet in Mountain View, California. The lease for this facility commenced on October 1, 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is for ten years with an option to extend additional five years. As of December 31, 2013, the Company had completed the build-out for its corporate headquarters and had taken occupancy of that facility. It is treated as a sale-leaseback arrangement and as an operating lease for accounting purposes.

Pursuant to the corporate headquarters lease agreement, the Company agreed to pay construction cost in excess of a certain amount and the Company has certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it was considered to be the owner of the construction project during the construction period in accordance with accounting for the effect of lessee involvement in asset construction (“build-to-suit accounting”). The construction was completed and the lease commenced on October 1, 2013. Upon lease commencement, the Company concluded that the build-to-suit

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

facility lease qualified for sale-leaseback accounting and determined that it would be treated as a sale-leaseback arrangement and as an operating lease. In the fourth quarter 2013, the Company derecognized $19.4 million of assets previously held in construction in progress under build-to-suit accounting, of which $2.2 million was incurred by the Company and $17.2 million incurred by the landlord. Of the $2.2 million incurred by the Company, $0.6 million was paid for construction costs, $0.5 million was paid to the landlord as a security deposit upon the execution of the lease and $1.1 million was accrued for tenant improvement overage allowance to the landlord. The Company also derecognized the corresponding liability of $17.2 million reflected as a financing obligation for construction in progress under build-to-suit accounting, capitalized $1.7 million in leasehold improvements and recognized $0.5 million as long-term security deposit. Additionally, the Company incurred $0.3 million related to leasehold improvements and $0.5 million for tenant improvement overage allowance; thereby, increasing total capitalized leasehold improvements to $2.5 million as of December 31, 2013. The Company recorded rental expense of $0.7 million and $0.6 million in 2013 and 2012, respectively, associated with the lease cost apportioned to the land on which the corporate headquarters construction project resided during the construction period in accordance with build-to-suit accounting requirements.

Future minimum lease payments under noncancelable operating leases as of December 31, 2013 were as follows:

Fiscal year ending December 31,	Amount (in thousands)
2014	$4,434
2015	4,220
2016	4,334
2017	4,200
2018	4,170
Thereafter	21,570

Total minimum lease payments	$42,928

Purchase Commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. Audience may cancel these purchase commitments at any time; however, the Company is required to pay all costs incurred through the cancellation date. Audience rarely cancels these agreements once production has started. The Company had $54.2 million open purchase commitments with its third-party foundries and other suppliers at December 31, 2013.

Noncurrent Gross Unrecognized Tax Benefits

As of December 31, 2013, the Company had $1.0 million of non-current gross unrecognized tax benefits under generally accepted accounting guidance. The timing of any payments that could result from these unrecognized tax benefit will depend upon a number of factors. Accordingly, the Company is not able to provide a reasonable estimate of the timing of future payments relating to these obligations. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statement of operations in the next 12 months is not significant.

Litigation Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company received, and may in the future continue to receive, claims from third parties asserting

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

infringement of their intellectual property rights. Future litigation may be necessary to defend the Company and its customers by determining the scope, enforceability and validity of third party proprietary rights or to establish the Company’s proprietary rights. The Company has also received a complaint which purports to be brought on behalf of a class of purchasers of its common stock issued in or traceable to the Company’s IPO which contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. There can be no assurance with respect to the outcome of any current or future litigation brought against the Company or pursuant to which it has indemnification obligations and the outcome could have a material adverse impact on its business, operating results and financial condition.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. The Company believes that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses the Company may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

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

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

7. Equity Benefit Plans and Share-based Compensation

The Company accounts for share-based awards in accordance with the provisions set forth in the revised accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock units, employee stock purchase made under the Company’s employee stock purchase plan and performance share awards granted to selected members of the Company’s senior management based on estimated fair values.

Description of Equity Benefit Plans

Employee Stock Purchase Plan

Effective May 15, 2012, the Company adopted the 2011 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows participants to contribute up to 15% of their eligible compensation to purchase shares of the Company’s common stock at 85% of the of the lower of the fair market price value of the Company’s common stock on the first trading day of each offering period or on the exercise date. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of (i) 1% of the outstanding shares of common stock of the Company as of the first day of the year, (ii) 249,328 shares of common stock or (iii) such amount determined by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2013, the Company had authorized 660,392 shares for the ESPP and had reserved 156,136 shares of common stock for future issuance.

The Company’s executive officers and its other employees are permitted to participate in the ESPP. The ESPP will automatically terminate in 2031, unless the Company terminates it sooner. The ESPP provides for an offering and purchase period of approximately six months in duration, except for the Company’s first offering period which commenced on the completion of the Company’s IPO and ended on the close of trading on November 16, 2012.

On September 19, 2013, the Company’s Compensation Committee approved an amendment to the ESPP for the purposes of: (i) extending the term of each offering period from six months to 24 months, effective with the offering period commencing in November 2013, with four six month purchase periods, (ii) providing for overlapping offering periods, such that a new offering period will start every six months, commencing in November 2013, and (iii) providing for automatic withdrawal of all participants from an offering period if the closing sales price of the Registrant’s common stock on the last day of a purchase period is lower than the closing sales price on the first day of the related offering period and the automatic re-enrollment of such withdrawn participants into a new offering period commencing immediately thereafter.

Incentive Compensation Plans

In March 2011 and June 2011, the Board of Directors and the Company’s stockholders approved the Company’s 2011 Equity Incentive Plan (the “2011 Plan”), as subsequently amended and restated, to replace the Company’s 2001 Stock Plan (the “2001 Plan”) (together, the “Plans”). The 2011 Plan is now the Company’s only plan for providing stock-based incentive compensation, which is available to eligible employees, executive officers and non-employee directors and consultants. Under the 2011 Plan, the Board of Directors may issue stock appreciation rights, restricted stock, restricted stock units (“RSUs”), incentive stock options and nonqualified stock options. The 2011 Plan provides for an annual increase on the first day of each year beginning January 1, 2013 equal to the least of: (i) 1,101,649, (ii) 4.5% of the outstanding shares of common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Board of Directors may determine.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The 2011 Plan requires the Board of Directors to grant options at an exercise price not less than fair market value of its common stock on the date of grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonqualified stock options may not be less than 110% of fair market value of Audience’s common stock on the date of grant. The options are generally exercisable over four years. Although the vesting provisions of individual options may vary, options granted under the 2011 Plan must provide for vesting of at least 20% per year. The 2011 Plan provides that the term of the options shall be no more than 10 years from the date of the grant. Upon termination of employment, all unvested options are cancelled and returned to the 2011 Plan. In general, RSUs granted under the 2011 Plan vest over four years, based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. As of December 31, 2013, the Company had authorized 3,445,984 shares for the Plans. Under the 2011 Plan, the number of shares available for grant was 439,134 shares and 604,549 shares as of December 31, 2013 and 2012, respectively.

A summary of the Company’s option activity under the Plans is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balances at December 31, 2012	4,568,309	$6.23		$23,839
Options granted	1,330,015	$13.96
Options exercised	(905,186)	$2.88
Options cancelled	(594,220)	$14.65

Balances at December 31, 2013	4,398,918	$8.12	7.3	$19,421

Exercisable at December 31, 2013	2,476,083	$5.32	6.3	$16,495

Vested and expected to vest at December 31, 2013	1,922,835	$11.73	8.5	$2,927

(1)	The intrinsic value of options represents the difference between the in-the-money exercise price and the market value of its common stock. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2013 and 2012, based on the closing stock prices of the Company’s common stock of $11.64 and $10.39, respectively.

The options granted and cancelled during 2013 in the table above include options that were exchanged under the Company’s stock option exchange program on February 5, 2013. Pursuant to the exchange offer, the Company accepted for cancellation options to purchase an aggregate of 239,945 shares of its common stock, which were cancelled as of February 5, 2013, and, in exchange, granted new options to purchase an aggregate of 223,946 shares of its common stock. The exercise price per share of the new options granted in the offer was $14.79, the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on February 5, 2013. Each new grant began a new vesting period commencing on the date of grant over four years. The unamortized expense of the cancelled grants was added to the incremental grant date fair value of the replacement grants, and the combined value will be amortized over the vesting period of the new grant. The incremental grant date fair value of the replacement grants was approximately $0.2 million.

Total intrinsic value of options exercised was $8.7 million, $4.5 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average per share grant date fair value of options granted was $5.09, $5.48 and $4.04 for the years ended December 31, 2013, 2012 and 2011, respectively.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

At December 31, 2013, the Company had $8.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2013:

	Options Outsanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(in years)			(in years)
$0.60 - $2.40	835,946	3.9	$1.63	834,557	3.9	$1.63
$2.70 - $5.10	1,197,530	6.7	3.24	922,827	6.7	3.16
$5.82 - $9.30	193,562	8.4	7.59	70,297	8.2	8.01
$9.94 - $14.91	2,072,833	8.6	13.25	621,067	8.1	12.74
$15.30 - $18.29	99,047	8.6	15.76	27,335	8.0	15.49

	4,398,918	7.3	8.12	2,476,083	6.3	5.32

Options to Nonemployees

As of December 31, 2013, the Company had granted options to purchase 8,366 shares of common stock to nonemployees, which options had a weighted average exercise price of $1.98 per share. These options were valued on the date of grant using the BSM option pricing model with the following assumptions: volatility between 43% and 60%, risk-free interest rates between 2.1% and 4.3%, zero percent expected dividend yield and the contractual life of ten years.

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

A summary of the Company’s RSU activity under the 2011 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2012	17,500	$21.88
RSUs granted	395,455	13.65
RSUs cancelled/forfeited	(27,028)	14.38
RSUs released	(31,872)	15.42

RSUs outstanding at December 31, 2013	354,055	13.84

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The weighted average per share grant date fair value of RSUs granted during each of the fiscal years ended December 31, 2013 and 2012 was $13.65 and $21.88, respectively. The fair value of RSUs released during the year ended December 31, 2013 was $0.5 million and none were released during the prior year.

At December 31, 2013, total unrecognized estimated compensation expense related to unvested RSUs granted was $4.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance-based Option Awards

In February 2013, the Compensation Committee of the Board of Directors approved a performance option grant of 180,000 shares to the Company’s chief executive officer. The vesting of these shares is contingent on the Company’s stock trading at or above four predetermined stock prices of $25, $30, $35 and $40 for 30 days, at which dates vesting periods for each tranche of 45,000 shares will commence at a rate of 1/12 of that tranche’s shares per month for 12 months.

ESPP

Under the ESPP, during 2013 and 2012, participants purchased 320,997 shares for a weighted average price of $7.48 per share and 183,259 shares for a weighted average price of $6.73 per share, respectively. As of December 31, 2013, the number of shares of common stock authorized and available for issuance under the ESPP was 156,136 shares. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participant contributions totaling $0.5 million as of December 31, 2013.

401(k) Plan

The Company has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). Each eligible employee may elect to contribute up to the allowable maximum amount per Internal Revenue Service limit. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. There were no payments made by the Company in 2013, 2012 or 2011.

Stock-Based Compensation

The following table shows a summary of the stock-based compensation expense included in the consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012		2011
	(in thousands)
Cost of revenue	$305	$150		$90
Research and development	2,166	1,023		416
Selling, general and administrative	3,189	1,961		884

Stock-based compensation expense	5,660	3,134		1,390
Income tax benefit	—	551	(1)	—

Total stock-based compensation expense, net of tax	$5,660	$2,583		$1,390

(1)	Tax benefits of $0.6 million were realized due to the partial valuation allowance release on U.S. federal deferred tax assets for the year ended December 31, 2012. There were no tax benefits realized for the years ended December 31, 2013 and 2011 as a result of a full valuation allowance on any additional U.S. stock compensation deferred tax assets in 2013 and all such deferred tax assets in 2011.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Valuation Assumptions

The Company estimates the fair value of each stock-based award on the date of grant using the BSM option pricing model. The assumptions used to value awards granted and employee stock purchases during 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Stock Option Plans:
Risk-free interest rate	0.95-1.91%	0.79-1.26%	1.17-2.3%
Expected volatility	41-42%	36-37%	39-40%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—

	Year Ended December 31,
	2013	2012
ESPP (1):
Risk-free interest rate	0.10-0.31%	0.13-0.15%
Expected volatility	23-30%	20-31%
Expected term (in years)	0.5-2.0	0.5
Dividend yield	—	—

(1)	ESPP became effective May 15, 2012.

8. Capital stock

Common Stock

Under the Company’s certificate of incorporation, as amended and restated, the Company was authorized to issue 500,000,000 of common stock as of December 31, 2013 and 2012, respectively. The holder of each share of common stock is entitled to one vote. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the prior rights of the preferred stockholders. Since inception, the Company has not declared any cash dividends. In connection with the completion of the Company’s IPO on May 15, 2012, all of the Company’s previously outstanding shares of convertible preferred stock of 13,205,180 were converted into common stock.

As of December 31, 2013 and 2012, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2013	2012
Shares reserved for stock options and restricted stock units	5,192,107	5,190,358
Shares reserved for employee stock purchase plan	156,136	268,505
Shares reserved for warrants	—	1,333

Preferred Stock

Under the Company’s certificate of incorporation, as amended and restated, the Company was authorized to issue 50,000,000 shares of preferred stock as of December 31, 2013 and 2012, respectively. No shares of preferred stock are issued and outstanding as of December 31, 2013 and 2012.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Warrants

In connection with the Company’s July 2009 line of credit agreement with Silicon Valley Bank, the Company issued warrants to purchase 1,333 shares of Series D convertible preferred stock at $5.133 per share, which subsequently converted into the right to purchase 1,333 shares of Series E convertible preferred stock at a per share exercise price of $3.67. These warrants were converted to warrants to purchase the common stock upon the close of Audience’s IPO on May 15, 2012, and as a result, the Company reclassified the aggregate fair market value of $23,000 from the liability to stockholders’ equity (deficit). These warrants were fully exercised on a cashless basis as of December 31, 2013.

9. Income Taxes

The domestic and foreign components of income before provisions for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$3,715	$23,815	$8,295
International	424	(9,370)	—

Total	$4,139	$14,445	$8,295

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$1,377	$376	$—
State	1	1	1
Foreign	811	482	21

	2,189	859	22

Deferred:
Federal	—	(1,979)	—
State	—	—	—
Foreign	(120)	(32)	—

	(120)	(2,011)	—

Income tax provision (benefit)	$2,069	$(1,152)	$22	(1)

(1)	The tax provision for 2011 was not significant and is included in “Other income (expense), net” in the consolidated statements of operations.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The reconciliation of the United States federal statutory income tax rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal tax rate	34.0%	35.0%	35.0%
Foreign tax rate differential	12.6	25.8	16.9
Stock-based compensation	19.8	4.7	5.8
Research an development credits	(57.3)	—	(8.6)
Change in valuation allowance	14.3	(63.5)	(49.2)
Valuation allowance release	—	(13.7)	—
Increase in unrecognized tax benefits	23.0	2.6	—
Other	3.6	1.1	0.4

Effective tax rate	50.0%	(8.0)%	0.3%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,122	$2,874
Research and development credits	6,378	4,003
Stock-based compensation	1,064	551
Accruals and reserves	1,302	1,165
Other	553	85

Total deferred tax assets	11,419	8,678
Valuation allowance	(7,586)	(5,920)

Total deferred tax assets, net of valuation allowance	3,833	2,758
Deferred tax liabilities — fixed assets	(1,698)	(745)

Total net deferred tax assets	$2,135	$2,013

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs both positive and negative evidence in determining the need for a valuation allowance, such as historical income losses, recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources and other risks inherent in the semiconductor industry. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more–likely-than-not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. The Company weighs both positive and negative evidence, from a quantitative and qualitative perspective, with more weight given to evidence that can be objectively verified. Under this standard the Company’s cumulative pretax income in the United States over the three year period ended December 31, 2013, was considered objectively verifiable positive evidence that outweighed the Company’s ability to solely focus on projections of future income in determining whether a full valuation

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

allowance was needed. Because of the inherit risks and uncertainties in the semiconductor industry, the Company cannot reliably forecast that it will have sufficient taxable income in the United States to realize all of its deferred tax assets in future years. Therefore, the Company released valuation allowance of $2.0 million as of December 31, 2013, based on the amount of deferred tax assets that are more-likely-than-not to be realized based on available evidence, which was offset by the deferred expense of $2.0 million from the realization of the deferred tax assets as of December 31, 2012. The Company recognized $2.0 million on its U.S. federal deferred tax assets for the year ended December 31, 2012. It is reasonably possible that the valuation allowance would materially change in the next 12 months.

As of December 31, 2013, the Company has total net deferred tax assets of $2.1 million, of which $1.2 million was included in other current assets and $0.9 million in other noncurrent assets on the consolidated balance sheet. The net deferred tax assets primarily include United States federal NOL and other timing differences. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the NOL and other temporary timing differences. These unrecognized tax benefits are presented separately as a liability and provide a source of taxable income for purposes of assessing the potential realization of the deferred tax assets.

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$5,920	$16,628	$21,150
Charged (credited) to operations	—	(1,980)	—
Current year increase (decrease)	1,666	(8,728)	(4,522)

Ending balance	$7,586	$5,920	$16,628

As of December 31, 2013, the Company had NOL carryforwards of approximately $5.9 million and $33.2 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The cumulative amount related to stock option excess tax benefits included in NOL carryforwards for federal and California state is $5.3 million and $0.1 million respectively. Upon realization of the excess tax benefit associated with stock options, the impact will be recorded in stockholders’ equity. The federal and California state NOL carryforwards begin to expire in 2023 and 2014, respectively. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As of December 31, 2013, the Company determined that ownership changes had occurred in the past that would result in limitations on the current and future utilization of its NOL carryforwards. However, the Company expects that the limitations were not significant enough to materially impact the future utilization of these tax attributes.

The Company also had federal and California state R&D credit carryforwards of approximately $4.0 million and $4.4 million as of December 31, 2013. The cumulative amount related to stock option excess tax benefits included in R&D credit carryforwards for federal is $0.6 million and none for California. Upon realization of the excess tax benefit associated with stock options, the impact will be recorded in equity. The federal R&D credits will expire starting in 2022 if not utilized. The California state R&D credits have no expiration date.

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

For all periods presented through December 31, 2011, the Company’s earnings were U.S.-based. The Company commenced its first year of operations under its new international structure on January 1, 2012. The Company has $0.2 million of undistributed foreign earnings as of December 31, 2013 upon which no income taxes were provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to various foreign tax jurisdictions. As of December 31, 2013, the Company estimates that the amount of potential United States income tax of a future distribution would result in an insignificant amount of United States and foreign taxes. However, determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable, due to the complexities involved in the calculation. There is a significant amount of uncertainty of the tax impact of the remittance of these earnings due to the fact that dividends generally received from the Company’s foreign subsidiaries could result in additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend. In addition, the Company would have to analyze any additional U.S. and foreign withholding taxes and other indirect taxes that may also arise due to the distribution of these earnings. These reasons makes it impracticable to accurately calculate the amount of deferred tax liabilities related to the undistributed earnings, particularly in light of the fact that the Company does not intend to distribute these unremitted earnings.

As of December 31, 2013, 2012 and 2011, the Company had $5.9 million, $3.7 million and $2.9 million of unrecognized tax benefits. The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as state taxes that, if recognized, would affect the Company’s effective tax rate was $4.8 million as of December 31, 2013. One or more of these unrecognized tax benefits could be subject to valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	December 31,
	2013	2012	2011
	(in thousands)
Gross unrecognized tax benefits, beginning of year	$3,674	$2,940	$1,183
Gross increases related to prior year positions	178	—	1,264
Gross increases related to current year positions	2,036	734	493

Gross unrecognized tax benefits, end of year	$5,888	$3,674	$2,940

The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the statements of operations. As of December 31, 2013, 2012 and 2011, the Company had no accrued interest or penalties due to its NOLs and tax credits available to offset any tax adjustments. The Company files income tax returns in the United States, including various state and certain foreign tax jurisdictions. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception in 2000 and is subject to examination by foreign tax authorities since the formation of its non-U.S. entities. The Company currently has no income tax examinations in progress nor has it had any income tax examinations since its inception.

The Company believes that an adequate tax provision has been made for any adjustments that may result from tax examinations should its previously filed tax returns be examined. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

10. Line of Credit

In July 2009, the Company entered into a $5 million revolving line of credit agreement with Silicon Valley Bank, under which available funds are based on eligible accounts receivable. Under the agreement, if the outstanding amount on any advance becomes greater than 80% of the face amount of the invoice (or 50% against amounts advanced against purchase orders), the Company is required to pay the difference to the lender. Borrowings under this facility accrue interest at the greater of the prime rate or 4% per annum with a penalty of an additional 0.25% applied each time the Company’s cash balance is under $2.5 million. These rates increase 5% per annum during an event of default. Payment to the lender is generally due when the payment is received on the receivable against which the line has been drawn.

On July 6, 2011, the Company amended its revolving line of credit agreement with Silicon Valley Bank. Among other changes, the amendment (i) increases Audience’s line of credit from $5 million to $10 million and extends the availability of the line until July 6, 2013; (ii) provides that the Company may borrow up to $2 million (of the $10 million) without reference to the value of its accounts receivable or purchase orders; (iii) changes the applicable interest rate on the line of credit to the following: (a) for prime rate loans, a range from the bank’s prime rate to the prime rate plus 0.35% per annum (the higher rate is applicable if the quick ratio falls below 1.25:1.00), or (b) for LIBOR loans, LIBOR plus 1.75% per annum; and (iv) replaces the credit facility’s financial tests based on net cash balances with a condition that Audience maintains a quick ratio of at least 1.25:1.00 (used to determine borrowing eligibility and interest rate). The amendment also removed the covenant that the Company maintains a quick ratio of 1.50:1.00 while equipment loans remain outstanding.

On July 5, 2013 and then on September 30, 2013, the Company amended its revolving line of credit agreement with Silicon Valley Bank, primarily to extend the maturity date of these credit facilities, which now expire on March 31, 2014. As of December 31, 2013 and 2012, there were no amounts outstanding under these credit facilities. The Company was in compliance with all covenants at December 31, 2013.

11. Segment and Geographic Information

The Company operates in one reportable segment related to the selling and marketing of voice and audio processors and licensing of processor IP for use in mobile devices. The Company has identified its president and chief executive officer as the Chief Operating Decision Maker (“CODM”) who manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating financial performance, the CODM reviews individual customer and product information, while other financial information is reviewed on a consolidated basis.

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

Apple, one of the Company’s large OEMs, transitioned the majority of its business from the purchase of the Company’s processors to licensing of the Company’s processor intellectual properties, which is generated in the

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize licensing revenue in 2012, which accounted for 6% and 25% of total revenue for the year ended December 31, 2013 and 2012, respectively.

Revenues by geographic regions are based upon the customers’ ship-to address or headquarters location. The following table set forth reportable revenues by geographic regions:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue:
Korea	$102,305	$70,740	$23,251
United States	10,734	39,732	—
China	46,702	33,006	73,008
Other	390	427	1,409

Total revenue	$160,131	$143,905	$97,668

The table below presents long-lived assets by geographic regions:

	December 31,
	2013	2012
	(in thousands)
Long-lived assets:
United States	$11,466	$10,252
Rest of world	2,067	1,549

Total long-lived assets	$13,533	$11,801

EXHIBIT INDEX

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	1/13/2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.2	11/20/2013

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.2	Warrant to Purchase Stock by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	4.2	1/13/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	10-Q	10.5	11/14/2013

10.6	440 Clyde Avenue Lease Agreement by and between the Registrant and 440 Clyde Avenue Associates, LLC dated October 2, 2008.	S-1	10.6	1/13/2012

10.7	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 31, 2009.	S-1	10.7	1/13/2012

10.7.1	First Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated December 4, 2009.	S-1	10.7.1	1/13/2012

10.7.2	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated August 17, 2010.	S-1	10.7.2	1/13/2012

10.7.3	Third Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 6, 2011.	S-1	10.7.3	1/13/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.7.4	Fourth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated July 5, 2013.	8-K	10.7.4	7/11/2013

10.7.5	Fifth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated September 30, 2013.	8-K	10.7.5	10/4/2013

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Craig H. Factor, Eitan Medina, Robert H. Schoenfield, Thomas Spade and Alexis Bernard.	S-1	10.12	1/13/2012

10.13+	Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13	4/27/2012

10.13.1+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated August 6, 2008.	S-1	10.13.1	4/27/2012

10.13.2+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 19, 2008.	S-1	10.13.2	4/27/2012

10.13.3+	Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 26, 2010.	S-1	10.13.3	4/27/2012

10.13.3.1+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated March 15, 2012.	S-1	10.13.3.1	4/27/2012

10.13.4+	Amendment No. 1 to the Statement of Work under the Master Development and Supply Agreement by and between the Registrant and Apple Inc. dated December 22, 2010.	S-1	10.13.4	4/27/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.15	Sublease by and between the Registrant and Zynga Inc. dated March 16, 2012.	S-1	10.15	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

10.18#	Offer letter to Alexis Bernard, dated May 1, 2013.	10-Q	10.19	8/12/2013

21.1	Subsidiaries.	10-Q	21.1	5/9/2013

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.