Form 10-Q
period 2014-03-31
AUDIENCE INC
filed 2014-05-12
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at April 24, 2014 was: 22,371,401.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report and with management’s discussion and analysis of our financial condition and results of operations included herein.

This Quarterly Report includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report. These factors include, but are not limited to, the risks described under Item 1A of Part II – “Risk factors,” Item 2 of Part I – “Management’s discussion and analysis of financial condition and results of operations,” elsewhere in this Quarterly Report and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We make these forward-looking statements based upon information available on the date of this Quarterly Report and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

As used herein, “Audience,” “the Company,” “we,” “us” and “our” refer to Audience, Inc. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial statements

AUDIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$107,604	$124,691
Short-term investments	17,749	14,855
Restricted cash	—	170
Accounts receivable	11,574	5,670
Inventories	18,678	13,422
Other current assets	5,065	4,676

Total current assets	160,670	163,484
Property and equipment, net	12,998	13,533
Other noncurrent assets	2,673	2,402

Total assets	$176,341	$179,419

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,040	$6,304
Accrued and other current liabilities	8,393	10,673
Deferred credits and income	642	265

Total current liabilities	18,075	17,242
Income taxes payable - noncurrent	1,109	935
Other liabilities - noncurrent	1,924	1,861

Total liabilities	21,108	20,038

Stockholders’ equity:
Common stock	22	22
Additional paid-in capital	187,027	183,840
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(31,817)	(24,480)

Total stockholders’ equity	155,233	159,381

Total liabilities and stockholders’ equity	$176,341	$179,419

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2014	2013
Revenue:
Hardware	$34,076	$43,668
Licensing	1,884	3,561

Total revenue	35,960	47,229
Cost of revenue	17,364	21,720

Gross profit	18,596	25,509
Operating expenses:
Research and development	12,188	9,450
Selling, general and administrative	12,245	10,345

Total operating expenses	24,433	19,795

Income (loss) from operations	(5,837)	5,714
Interest income (expense), net	18	54
Other income (expense), net	(33)	(75)

Income (loss) before income taxes	(5,852)	5,693
Income tax provision	1,485	1,048

Net income (loss)	$(7,337)	$4,645

Net income (loss) per share:
Basic	$(0.33)	$0.22

Diluted	$(0.33)	$0.20

Weighted average shares used in computing net income (loss) per share:
Basic	22,221	20,961

Diluted	22,221	23,324

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2014	2013
Net income (loss)	$(7,337)	$4,645
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	1	—

Net comprehensive income (loss)	$(7,336)	$4,645

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(7,337)	$4,645
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,332	607
Write-down of inventory to net realizable value	305	132
Stock-based compensation	1,576	1,317
Excess tax benefit from stock plans	(1,394)	(599)
Loss on disposal of property and equipment	3	5
Amortization/accretion of marketable securities	4	24
Non-cash rent expense	—	248
Changes in assets and liabilities:
Accounts receivable	(5,904)	(7,291)
Inventories	(5,561)	(2,667)
Prepaid expenses and other assets	(682)	(427)
Accounts payable	2,860	437
Accrued and other liabilities	810	495
Deferred credits and income	377	79

Net cash used in operating activities	(13,611)	(2,995)

Cash flows from investing activities
Purchases of property and equipment	(2,409)	(1,746)
Purchases of marketable securities	(11,996)	(7,009)
Proceeds from sales and maturities of marketable securities	9,100	7,000
Change in restricted cash	170	—

Net cash used in investing activities	(5,135)	(1,755)

Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	422	815
Tax payments related to RSUs	(157)	—
Excess tax benefit from stock plans	1,394	599

Net cash provided by financing activities	1,659	1,414

Net decrease in cash and cash equivalents	(17,087)	(3,336)
Cash and cash equivalents
Beginning of period	124,691	109,606

End of period	$107,604	$106,270

Supplemental disclosures:
Non-cash obligation for property, plant and equipment	$215	$3,382

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Audience provides intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. The Company outsources the manufacture of its voice and audio processors to independent foundries and uses third parties for assembly, packaging and test. The Company sells its voice and audio processors globally, directly to original equipment manufacturers (“OEMs”) and their contract manufacturers (“CMs”) and indirectly through distributors. In 2012, Audience also began to recognize licensing revenue on royalty payments for the use of its semiconductor intellectual property (“processor IP”) in the 2011 model of the mobile phones of a single OEM.

2.  Summary of Significant Accounting Policies

Financial Statement Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of the Company’s financial statements for interim periods in conformity with U.S. generally accepted accounting principles (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the “Notes to consolidated financial statements” in its Form 10-K and there have been no significant changes in the three months ended March 31, 2014. The December 31, 2013 condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s foreign subsidiaries currently is the U.S. dollar. Foreign currency gains or losses are recorded as other expenses, net in the condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the inventory write-downs, allowances for doubtful accounts receivable and sales returns, useful lives of long-lived assets, valuation of deferred tax assets and uncertain tax positions, the measurement of stock-based compensation and the valuation of the Company’s various equity instruments. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Concentration of Risk

As of March 31, 2014, two customers accounted for 72% and 22% of total accounts receivable. As of December 31, 2013, three customers accounted for 45%, 36% and 15% of total accounts receivable.

For the three months ended March 31, 2014, revenue from two OEMs, Samsung Electronics Co., Ltd. (“Samsung”) and Comtech International Ltd., a distributor (“Comtech”), who sells the Company’s products to end customers such as Xiaomi, Inc. (“Xiaomi”), accounted for 74% and 18% of total revenue, respectively. For the three months ended March 31, 2013, revenue from two OEMs, Samsung and Apple, Inc. (“Apple”), accounted for 62% and 26% of total revenue, respectively. Apple transitioned from the purchase of Audience’s processors to licensing of Audience’s processor IP for a royalty. The Company began to recognize licensing revenue on royalty payments in 2012, which accounted for 5% and 8% of total revenue for the three months ended March 31, 2014 and 2013, respectively.

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

The Company began to recognize licensing revenue on royalty payments in 2012 on mobile phones integrating its licensed processor IP from a single OEM. This OEM generally reports shipment information typically within 45 days following the end of the OEM’s quarter. Since there is no reliable basis on which the Company can estimate its licensing revenues prior to obtaining the OEM’s reports from the licensees, the Company recognizes licensing revenues on a one-quarter lag, assuming that all other revenue recognition criteria are met The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular period in which the Company’s processor IP is integrated and enabled at the agreed-upon royalty rate.

Net Income (Loss) Per Share

The Company calculated basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. As the Company recognized a net loss for the three months ended March 31, 2014, all potential common equivalent shares were excluded for this period as they were anti-dilutive.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for net operating loss carryforwards, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for net operating loss carryforwards, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because the Company is an emerging growth company under the JOBS Act and has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. The adoption of this guidance by the Company is not expected to have a significant impact on its financial position, results of operations, or cash flows.

3.  Balance Sheet Components

Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Work in process	$9,274	$4,115
Finished goods	9,404	9,307

Total inventory	$18,678	$13,422

Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Computers and equipment	$3,673	$3,582
Machinery and equipment	5,065	4,774
Software	3,905	3,835
Furniture and fixtures	4,859	4,738
Leasehold improvements	3,613	3,619
Construction in progress	13	35

Gross property and equipment	21,128	20,583
Accumulated depreciation and amortization	(8,130)	(7,050)

Property and equipment, net	$12,998	$13,533

Depreciation and amortization expense was $1.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

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

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Compensation	$5,243	$5,221
Professional fees	1,049	811
Income taxes payable	409	648
Liability related to facility build-out	—	1,539
Other	1,692	2,454

Accrued and other current liabilities	$8,393	$10,673

4.  Fair Value of Financial Instruments

The Company invests its excess cash primarily in money market funds and U.S. government agency and treasury notes that mature within one year. All cash equivalents and marketable securities are classified as available-for-sale.

The amortized cost and fair value of available-for-sale securities were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$87,359	$—	$—	$87,359
U.S. agency securities	17,748	1	—	17,749

Total available-for-sale securities	$105,107	$1	$—	$105,108

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$90,230	$—	$—	$90,230
U.S. agency securities	14,856	—	(1)	14,855

Total available-for-sale securities	$105,086	$—	$(1)	$105,085

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheets and classified as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Cash equivalents	$87,359	$90,230
Short-term marketable securities	17,749	14,855

Total cash, cash equivalents and marketable securities	$105,108	$105,085

The Company invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market. As of March 31, 2014, the Company had no investments in an unrealized gain or loss position. No gains or losses were realized from sales of securities in the periods presented.

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

As there were no financial liabilities, the following tables summarize the Company’s financial assets measured at fair value on a recurring basis within the fair value hierarchy:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$87,359	$87,359	$—	$—
Short-term investments:
U.S. government bonds and notes	17,749	17,749	—	—

Total available-for-sale marketable securities	$105,108	$105,108	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$90,230	$90,230	$—	$—
Short-term investments:
U.S. government bonds and notes	14,855	14,855	—	—

Total available-for-sale marketable securities	$105,085	$105,085	$—	$—

5.  Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three months ended
	March 31,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss) – basic and diluted	$(7,337)	$4,645

Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	22,221	20,961
Weighted average effect of potentially dilutive securities:
Options to purchase common stock	—	2,275
Restricted stock units	—	4
Employee stock purchase plan	—	84

Diluted	22,221	23,324

Net income (loss) per share:
Basic	$(0.33)	$0.22

Diluted	$(0.33)	$0.20

The following potentially dilutive outstanding shares of common stock equivalents subject to options, warrants and convertible preferred stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Options to purchase common stock	4,679	1,621
Restricted stock units	566	144

Total	5,245	1,765

6.  Commitments and Contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 2023. Rent expense for the three months ended March 31, 2014 and 2013 was $1.4 million and $1.0 million, respectively.

On June 5, 2012, the Company entered into a lease agreement for its corporate headquarters, which consists of 87,565 square feet in Mountain View, California. The lease for this facility commenced on October 1, 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is for ten years with an option to extend additional five years. As of December 31, 2013, the Company had completed the build-out for its corporate headquarters and had taken occupancy of that facility. The lease for the Company’s corporate headquarters qualifies as a sale-leaseback and is treated as an operating lease for accounting purposes.

Purchase Commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. Audience may cancel these purchase commitments at any time; however, the Company is required to pay all costs incurred through the cancellation date. Audience rarely cancels these agreements once production has started. The Company had $45.4 million open purchase commitments with its third-party foundries and other suppliers at March 31, 2014.

Noncurrent Gross Unrecognized Tax Benefits

As of March 31, 2014, the Company had $6.2 million of non-current gross unrecognized tax benefits under generally accepted accounting guidance. The timing of any payments that could result from these unrecognized tax benefit will depend upon a number of factors. Accordingly, the Company is not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

Litigation

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

7.  Share-based Compensation

The following is a summary of option activity under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) for the three months ended March 31, 2014:

	Outstanding options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2013	4,398,918	$8.12
Options granted	388,500	$11.64
Options exercised	(193,974)	$2.18
Options cancelled	(73,438)	$12.10

Balances at March 31, 2014	4,520,006	$8.61

The following is a summary of restricted stock units (“RSU”) activity for the three months ended March 31, 2014:

	Shares outstanding
	Number of shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	354,055	$13.84
RSUs granted	552,620	$11.65
RSUs cancelled/forfeited	(20,678)	$12.34
RSUs released	(32,983)	$14.15

Balance at March 31, 2014	853,014	$12.45

Share-based Compensation

The following table shows a summary of the share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Cost of revenue	$62	$69
Research and development	652	476
Selling, general and administrative	862	772

Share-based compensation expense	$1,576	$1,317

At March 31, 2014, the Company had $9.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock-based awards that it expects to recognize over a weighted average period of 3.4 years.

At March 31, 2014, total unrecognized estimated compensation expense related to unvested RSUs granted was $9.9 million, which is expected to be recognized over a weighted-average period of 3.6 years.

8.  Capital stock

Common stock

As of March 31, 2014 and December 31, 2013, the Company had reserved shares of its common stock for future issuance as follows:

	March 31,	December 31,
	2014	2013
Shares reserved for stock options and restricted stock units	5,960,171	5,192,107
Shares reserved for employee stock purchase plan	377,252	156,136

9.  Income taxes

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

The Company’s effective income tax rate was -25% and 18% for the three months ended March 31, 2014 and 2013, respectively. The decrease in the effective tax rate is primarily due to current year income tax in profitable jurisdictions with a consolidated loss overall. The Company’s provision for taxes was $1.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase in the provision for income taxes is primarily due to a change in jurisdictional mix of where the income is earned.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. The Company’s intent is to indefinitely reinvest its non-U.S. funds in its foreign operations, and its current plans do not demonstrate a need to repatriate them to fund its U.S. operations.

As of March 31, 2014, the Company had gross unrecognized tax benefits totaling $6.2 million. Approximately $5.1 million of the Company’s net unrecognized tax benefits, not including interest, if recognized, would affect its effective tax rate. One or more of these net unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the condensed consolidated statements of comprehensive income. As of March 31, 2014, the Company accrued immaterial interest expense related to its prior year income tax matters. The Company believes that it is reasonably possible that its unrecognized tax benefits could materially change during the next 12 months. However, the Company is still evaluating various strategies and therefore is not able to determine a potential estimate or the timing of the amount as of March 31, 2014.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs both positive and negative evidence in determining the need for a valuation allowance, such as historical income losses, recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources and other risks inherent in the semiconductor industry. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more–likely-than-not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. The Company weighs both positive and negative evidence, from a quantitative and qualitative perspective, with more weight given to evidence that can be objectively verified. Under this standard our cumulative pretax income in the United States over the three year period ended December 31, 2013, was considered objectively verifiable positive evidence that outweighed the Company’s ability to solely focus on projections of future income in determining whether a full valuation allowance was needed. Because of the inherit risks and uncertainties in the semiconductor industry, the Company cannot reliably forecast that it will have sufficient taxable income in the United States to realize all of its deferred tax assets in future years. Therefore, the Company released valuation allowance of $2.0 million as of December 31, 2013. It is reasonably possible that the valuation allowance may materially change in the next 12 months. The Company will continue to assess and monitor the amount and need for a valuation allowance and as of March 31, 2014, does not believe any update is warranted.

10.  Line of Credit

On July 6, 2011, the Company amended its existing line of credit agreement with Silicon Valley Bank (“SVB”). Among other changes, the amendment (i) increases the Company’s line of credit from $5.0 million to $10.0 million and extends the availability of the line until July 6, 2013; (ii) provides that the Company may borrow up to $2.0 million (of the $10.0 million) without reference to the value of its accounts receivable or purchase orders; (iii) changes the applicable interest rate on the line of credit to the following:

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

On March 31, 2014, the Company amended its revolving line of credit agreement with SVB, primarily to extend the maturity date of the revolving line of credit agreement, which now expires on December 31, 2014. Additionally, SVB agreed to waive certain events of default related to a potential stock repurchase plan under consideration by the Company provided that the Company does not make any repurchase under such a stock purchase plan at any time while an event of default is continuing or would exist after giving effect to such repurchase.

As of March 31, 2014, the Company was in compliance with all covenants, and there were no amounts outstanding under the revolving line of credit agreement.

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

Apple, one of the Company’s large OEMs, transitioned the majority of its business from the purchase of the Company’s processors to licensing of the Company’s processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize licensing revenue on royalty payments in 2012, which accounted for 5% and 8% of total revenue for the three months ended March 31, 2014 and 2013, respectively.

Revenues by geographic regions are based upon the customers’ ship-to address or headquarters location. The following table set forth reportable revenues by geographic regions:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Revenues:
Korea	$26,769	$29,766
China	7,218	13,280
United States	1,884	4,070
Other	89	113

Total	$35,960	$47,229

ITEM 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto for the year ended December 31, 2013, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. We collaborate with leading auditory neuroscientists to understand the human auditory system and have developed purpose-built processors that combine science and technology to function like human hearing. Our low power, hardware-accelerated digital signal processors (“DSPs”) and audio codecs and associated algorithms substantially improve sound quality and suppress noise in mobile devices. As the primary driver of the mobile device market, the mobile phone continues to play an increasingly prominent role in peoples’ lives. Voice communication is a primary function of mobile phones, and we expect voice to increasingly complement touch as a core user interface, heightening the importance of voice and audio quality in mobile devices.

We recorded total revenue of $36.0 million and $47.2 million for the three months ended March 31, 2014 and 2013, respectively. We recorded net loss of $7.3 million and net income of $4.6 million for the three months ended March 31, 2014 and 2013, respectively.

We work with OEMs to have our voice and audio processors designed into their products, which we refer to as design wins. Once our voice and audio processor is designed into a mobile device, we generally sell our processors to CMs retained by OEMs on a purchase order basis and the CMs incorporate the processors into the mobile devices that they build for the OEMs. We sell a small portion of our products indirectly to OEMs through distributors. For a single OEM, we also license semiconductor intellectual property (“processor IP”), which that OEM has integrated into certain of its mobile phones and we began to recognize royalty revenue for the use of our processor IP from this OEM in 2012. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products up to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

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

We estimate the life cycle of our OEMs’ mobile devices on the basis of our history with the OEM, the type of mobile device and discussions with our OEMs. A given design win for our processors can generate a wide range of sales volumes for our voice and audio processors, depending on the market demand for our OEMs’ mobile devices. The market demand for our OEMs’ mobile devices, in turn, can depend on a number of factors, including the reputation of the OEM, the geographic markets in which the OEM intends to introduce the mobile devices and whether the MNOs on whose networks the mobile devices are designed to operate provide marketing and subsidies for the mobile devices.

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. For the three months ended March 31, 2014, Samsung and Comtech, who sells the Company’s products to end customers such as Xiaomi, accounted for 74% and 18% of total revenue, respectively. For the three months ended March 31, 2013, Samsung and Apple accounted for 62% and 26% of total revenue, respectively. With respect to their 2011 model of its mobile phone, Apple transitioned from the purchase of our processors to licensing of our processor IP for a royalty. We began to recognize licensing revenue in 2012. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three months ended March 31, 2014 and 2013.

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

Pricing and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in selling price, shipment volumes, new product introductions, changes in OEM concentration and product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs and inventory write-downs, if any. In general, products with higher performance and a higher number of features tend to be priced higher and have higher gross margins. We expect our gross margin to fluctuate over time, in part from the impact of competitive pricing pressure. Erosion of average selling prices as products mature is typical in the semiconductor industry. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. As a normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices, our gross margin will decline.

Relationships with MNOs. MNOs determine product specifications for OEM products, thereby influencing the design and components selected by OEMs, which specifications have generated demand for our products. We have invested and continue to invest resources in working with MNOs to increase awareness of the potential and benefits of our processors. We intend to continue our work with MNOs to educate them about the impact of sound quality on the user experience. MNOs may not continue to value the improvements in sound quality that our products can provide and may not require their OEMs to meet certain sound quality specifications.

General economic conditions and geographic concentration. A global economic slowdown or financial crisis, similar to the one that occurred beginning in late 2008, would likely have a significant impact on the mobile device industry and our financial results. As the economy slows, consumer confidence may decline and, because our products serve the mobile device market, any decline in purchases by consumers of new mobile devices would adversely affect our revenue. Moreover, because our sales have been concentrated in a few selected markets, including Korea, China and the United States (“U.S.”), our financial results will be impacted by general economic and political conditions in these markets.

Our arrangement with one of our OEMs

We sell our products to Apple and also license our processor IP to this OEM. We have also been selling our processors to its CMs (Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”), and Protek (Shanghai) Limited and its affiliates (collectively “Protek”)) for an older generation of this OEM’s mobile phones. Apple accounted for less than 10% of our total revenue for the three months ended March 31, 2014, compared to 26% of our total revenue for the three months ended March 31, 2013. On August 6, 2008, we entered into an agreement with Apple. Pursuant to the terms of the agreement with this OEM, we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from its CMs, Foxconn and Protek. To date, Apple, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In the first quarter of 2012, we began to recognize licensing revenue on royalty payments for the use of our processor IP in this OEM’s 2011 model of its mobile phones. In comparison to a business model with OEMs that purchase our processors on a stand-alone basis to incorporate into their mobile devices, the licensing of our processor IP represents a multiyear process, and we may not receive royalties for several years, if at all, after we agree to license our processor IP.

We granted a similar license to this OEM for the 2012 model of its mobile phones, however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. We and the OEM amended the statement of work for this generation of processor IP in March 2012 and we made available the processor IP in the spring of 2012. For this generation of our processor IP that we agreed to license to this OEM, the licensing revenue from royalty payments is subject to a lifetime maximum, after which we would not receive royalties for shipments of devices into which that processor IP is integrated. In September 2012, we concluded that it was unlikely that our processor IP would be enabled in this OEM’s 2012 model of its mobile phones and announced our expectation. Based on this OEM’s royalty reports sent to us since November 2012, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. As a result, our licensing revenue from royalty payments declined substantially in the fourth quarter of 2012, and it continued to decline through the first quarter of 2014. The OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed.

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

We recognize licensing revenue on the basis of the number of mobile phones sold that incorporates our processor IP and for which a royalty payment is received by us. We are reliant on the accuracy of quarterly OEM shipment reports, which we typically receive within 45 days after the OEM’s fiscal quarter end, in order to calculate royalties owed to us and recognize our licensing revenue. Our licensing revenue will lag the sales of mobile phones that integrate our processor IP by one quarter. For example, although mobile phones integrating our processor IP commenced shipping in the three months ended December 31, 2011, we did not recognize licensing revenue related to those mobile devices until the three months ended March 31, 2012. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated licensing revenue or seek redress for reports we believe are not accurate and we have no experience in testing and evaluating the accuracy of the data we will receive. Our licensing revenue declined substantially in the fourth quarter of 2012, and it continued to decline through the first quarter of 2014.

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

Research and development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include nonrecurring engineering expenses, product prototypes, external test and characterization expenses, depreciation, amortization of design tool software licenses and allocated overhead expenses. We also outsource portions of our research and development activities. We record all research and development expenses as incurred, except for capital equipment and internally developed software, which we depreciate and amortize over its estimated useful life. We have engineering development teams in the United States and India. In 2012, we opened our own design center in India to reduce the extent to which we rely on outsourced research and development teams. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions.

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

Our effective tax rate may be affected by such factors as the additional release or re-establishment of a valuation allowance against our remaining U.S. deferred tax assets, changes in tax laws, regulations or rates, changes in interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization, resolution of unrecognized tax benefits and shifts in the amount of income before tax earned in the United States as compared with other regions in the world.

Backlog

We do not believe that our backlog as of any particular date is meaningful, as our sales are made primarily pursuant to purchase orders. Only a small portion of our orders is noncancelable, and the dollar amount associated with the noncancelable portion is not significant.

Critical accounting policies and estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013.

JOBS Act

In April 2012, the JOBS Act was enacted. We are an emerging growth company as defined under the JOBS Act, and as such we intend to rely on certain exemptions allowed under the JOBS Act as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of operations

Comparison of the three months ended March 31, 2014 and 2013

The following sets forth our operating results for the three months ended March 31, 2014 and 2013. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Three months ended March 31,
	2014		2013		Change
			(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Hardware	$34,076	95%	$43,668	92%	$(9,592)	-22%
Licensing	1,884	5%	3,561	8%	(1,677)	-47%

Total revenue	$35,960	100%	$47,229	100%	$(11,269)	-24%

Hardware revenue for the three months ended March 31, 2014 was $34.1 million, compared to $43.7 million for the three months ended March 31, 2013, a decrease of $9.6 million, or 22%. The decrease was due primarily to lower demand of $18.6 million for our older generation processors, and the continuing decline of $8.7 million in the purchase of our hardware processor by one of our OEM’s CMs since this OEM began to sell its 2011 model mobile phones with a license of our processor IP. These decreases were partially offset by the increased sales of $17.7 million of our newer generation voice and audio processors to Samsung and Comtech, who sells the Company’s products to end customers such as Xiaomi.

Licensing revenue for the three months ended March 31, 2014 was $1.9 million, compared to $3.6 million for the three months ended March 31, 2013, a decrease of $1.7 million, or 47%. The decrease in licensing revenue for the three months ended March 31, 2014 was the result of declining demand for one of our OEM’s 2011 model mobile phones after the introduction of its newer device models, in which our processor IP was not enabled based on the OEM’s royalty reports.

For the three months ended March 31, 2014, revenue from Samsung and Comtech, who sells the Company’s products to end customers such as Xiaomi, accounted for 74% and 18% of total revenue, respectively. For the three months ended March 31, 2013, revenue from Samsung and Apple accounted for 62% and 26% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period.

Revenue by geography

	Three months ended March 31,
	2014		2013		Change
			(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Korea	$26,769	75%	$29,766	63%	$(2,997)	-10%
China	7,218	20%	13,280	28%	(6,062)	-46%
United States	1,884	5%	4,070	9%	(2,186)	-54%
Other	89	0%	113	0%	(24)	-21%

Total revenue	$35,960	100%	$47,229	100%	$(11,269)	-24%

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. Revenue generated in Asia represented 95% and 91% of our total revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue generated in Korea decreased $3.0 million for the three months ended March 31, 2014 compared to the same period in 2013 and was primarily due to lower demand of our older generation processors as their product life began to mature while our newer generation processor was launched to support a customer’s production of an upcoming model mobile phone.

Revenue generated in United States, which primarily comprised of our licensing revenue, represented 5% and 8% of our total revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue generated in the United States decreased $1.7 million for the three months ended March 31, 2014 compared to the same period in 2013 and was primarily due to the result of declining sales of one of our OEM’s 2011 model mobile phones after the introduction of its new device models, in which our processor IP was not enabled.

Cost of revenue and gross profit

	Three months ended March 31,
	2014		2013		Change
			(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Cost of revenue	$17,364	48%	$21,720	46%	$(4,356)	-20%
Gross profit	$18,596	52%	$25,509	54%	$(6,913)	-27%

Cost of revenue for the three months ended March 31, 2014 was $17.4 million, compared to $21.7 million for the three months ended March 31, 2013, a decrease of $4.3 million, or 20%. The decrease was primarily due to decreased sales volume of our older generation processors and a $0.3 million write-down of excess and obsolete inventory of certain of our processors. Gross margin was 52% and 54% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross margin percentage was due to lower royalty revenue from the licensing of our processor IP, and was partially offset by the mix of newer, higher margin products introduced in 2013.

Operating expenses

	Three months ended March 31,
	2014		2013		Change
			(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Research and development	$12,188	34%	$9,450	20%	$2,738	29%
Selling, general and administrative	12,245	34%	10,345	22%	1,900	18%

Total operating expenses	$24,433	68%	$19,795	42%	$4,638	23%

Research and development. Research and development expenses for the three months ended March 31, 2014 were $12.2 million, compared to $9.5 million for the three months ended March 31, 2013, an increase of $2.7 million, or 29%. The increase was primarily due to additional headcount, resulting in a $1.6 million increase in salaries, employee-related benefits and stock-based compensation expense. During 2013, the Company expanded into new lease facilities to accommodate headcount growth, resulting in a $1.1 million increase for domestic and international facilities and related costs.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2014 were $12.2 million, compared to $10.3 million for the three months ended March 31, 2013, an increase of $1.9 million, or 18%. The increase was primarily due to additional headcount, resulting in a $0.7 million increase in salaries, employee-related benefits and stock-based compensation expense. During 2013, the Company expanded into new lease facilities to accommodate headcount growth, resulting in a $0.4 million increase for domestic and international facilities and related costs. In addition, depreciation of assets, amortization of software and licenses, and other related costs increased by $0.6 million, which was related to the build-out completion of our corporate headquarters and the implementation of a new ERP system. Professional services increased by $0.4 million primarily due to additional costs resulting from work performed for the 2013 audit and tax engagements, and recruiting effort made for talent acquisition.

Other expense, net

	Three months ended March 31,		Change
	2014	2013	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(33)	$(75)	$42	-56%

Other expense, net for the three months ended March 31, 2014 was an expense of $33,000, compared to an expense of $75,000 for the three months ended March 31, 2013, a decrease of $42,000 or 56%. The decrease was primarily due to more favorable foreign exchange movement in the three months ended March 31, 2014.

Income tax expense

Income tax expense for the three months ended March 31, 2014 was $1.5 million, compared to $1.0 million for the three months ended March 31, 2013. The increase was primarily due to the ratio of three months quarterly income (loss) to the forecasted income (loss) being applied to the annual forecasted consolidated income tax expenses for the year.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of March 31, 2014, we had an accumulated deficit of $31.8 million.

As of March 31, 2014, we had cash and cash equivalents of $107.6 million, short-term investments of $17.7 million, future minimum lease payment obligations of $42.2 million and no other debt. As of March 31, 2014, we also had access to a $10.0 million revolving line of credit facility (“Revolver”), with available funds based on eligible accounts receivable and customer purchase orders. Our master loan agreement for our Revolver contains covenants. As of March 31, 2014, we had no outstanding borrowings under this Revolver and we are in compliance with the master agreement’s covenants. The maturity date of the line of credit is December 31, 2014.

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

Our cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(13,611)	$(2,995)
Net cash used in investing activities	(5,135)	(1,755)
Net cash provided by financing activities	1,659	1,414

Cash flows from operating activities

Net cash used in operating activities was $13.6 million for the three months ended March 31, 2014 was primarily the result of a net loss of $7.2 million, an increase in accounts receivable of $5.9 million due to the timing of sales to collections, an increase in inventories of $5.6 million to support continuing demand for our existing products and the build-up of our newer generation products for new customer devices, and excess tax benefits from stock options of $1.4 million. These were partially offset by non-cash items such as depreciation and amortization expense of $1.3 million, stock-based compensation expense of $1.6 million, an increase of accounts payable of $2.9 million due to the timing of payments, and an increase of accrued and other liabilities of $0.8 million.

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

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2014 of $5.1 million consisted primarily of the purchase of marketable securities of $12.0 million and the acquisition of property and equipment of $2.4 million to support our ongoing business efforts. These were offset by the proceeds from the sale and maturities of marketable securities of $9.1 million, and the release of $0.2 million restricted cash maintained in a certificate of deposit account following the termination of the letter of credit required for the lease of our former headquarters facility.

Net cash used in investing activities for the three months ended March 31, 2013 of $1.8 million consisted primarily of the purchase of marketable securities of $7.0 million and the purchase of property and equipment of $1.7 million primarily due to the implementation of our enterprise resources planning (“ERP”) system and additional system infrastructure to support the ERP system. These purchases were offset by the proceeds from the sale and maturities of marketable securities of $7.0 million.

Cash flows from financing activities

Net cash provided by financing activities of $1.7 million for three months ended March 31, 2014 was primarily due to proceeds of $0.4 million from the exercise of employee stock options and employee stock purchase plan, and excess tax benefits from stock options of $1.4 million. This was partially offset by cash payments of $0.2 million on minimum statutory withholding taxes on behalf of employees for shares issued pursuant to restricted stock units.

Net cash provided by financing activities of $1.4 million for three months ended March 31, 2013 was primarily due to proceeds from the exercise of employee stock options of $0.8 million and excess tax benefits from stock options of $0.6 million. The excess tax benefits reflected as a financing cash inflow represents excess tax benefits realized relating to share-based payments to our employees and directors, in accordance with FASB ASC 718. There is a corresponding cash outflow included in cash flows from operating activities.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies;

•	Stock-based compensation; and

•	Income taxes.

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on March 14, 2014 for a more complete discussion of our critical accounting policies and estimates.

Contractual obligations and commitments

Our primary non-cancelable contractual obligations are from materials purchase obligations with our third-party foundries and other suppliers and operating leases for office space. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of these matters.

Other than the contractual obligations and commitments discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any other material non-cancellable purchase commitments as of March 31, 2014.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for net operating loss carryforwards, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for net operating loss carryforwards, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because the Company is an emerging growth company under the JOBS Act and has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. The adoption of this guidance by the Company is not expected to have a significant impact on its financial position, results of operations, or cash flows.

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

As of March 31, 2014, the functional currency of our foreign subsidiaries was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income (expense), net” for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows as of March 31, 2014.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest rate sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments as of March 31, 2014. Our cash, cash equivalents and short-term investments as of March 31, 2014 were $125.3 million and consisted primarily of cash, money market funds and U.S. government bonds and notes with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

ITEM 4.  Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2014 and 2013, Samsung accounted for 74% and 62% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us. Samsung may seek second sources or decide to replace our processors with another solution. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

We depend on a small number of OEMs for a substantial majority of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We derive a substantial majority of our revenue from sales to a small number of OEMs. For the three months ended March 31, 2014, Samsung and Comtech, who sells the Company’s products to end customers such as Xiaomi, accounted for 74% and 18% of our total revenues. We expect this concentration in a small number of OEMs to continue during 2014. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve widespread market acceptance or be produced in large number. We cannot assure you that we will be able to sustain our revenue from our existing OEMs.

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

We sell our products to Apple and also license our processor IP to this OEM. Apple accounted for less than 10% of our total revenue for the three months ended March 31, 2014, compared to 26% of our total revenue for the three months ended March 31, 2013. We entered into an agreement with Apple in 2008, which governs our relationship and under which we sold custom processors to Foxconn and Protek and license our processor IP to this OEM for mobile phones. Based on this OEM’s royalty reports to us, our processor IP has been included but not enabled in this OEM’s 2012 and 2013 models of its mobile phones. As a result, our licensing revenue on royalty payments declined substantially commencing in the three months ended December 31, 2012, and we expect it to continue to decline. This OEM is not obligated to license additional processor IP from us or utilize the processor IP it has already licensed. In the event that we do not receive royalties from new generations of this OEM’s mobile devices and the demand for the mobile devices in which our processor IP is currently enabled declines, our revenue and profits will suffer. Although we may replace the revenue with processor sales to other OEMs, our gross margins may decline as we incur expenses for manufacturing those processors that we do not incur with processor IP.

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

We may not be successful in our efforts to expand our product offerings by selling solutions that include motion sensing.

We have announced new versions of our processors, such as the MQ100, that are low power and feature the ability to track and process information from motion sensors. We have limited experience in designing and selling processors that include motion sensing capabilities and may need to license or develop additional software to do so. The market for motion sensing is rapidly evolving and we may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. If we are unable to realize revenue from the sale of our processors incorporating motion sensing, we may not be able to maintain or increase our revenue.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income in 2013, 2012, 2011 and 2010 of $2.1 million, $15.6 million, $8.3 million and $4.8 million, respectively, we incurred net losses of $16.8 million in 2009 and $14.5 million in 2008. As of March 31, 2014, our accumulated deficit was $31.8 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability. For example, we announced in May 2014 that we expected to incur a net loss in the three months ending June 30, 2014.

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

Our processors are highly technical and complex. In many cases, our processors are assembled in customized packages or feature high levels of integration. Our products may fail to meet exacting OEM specifications for sound quality, performance and reliability or may contain undetected errors, defects or security vulnerabilities that could result in degradation in voice and audio data quality or other product failures. Some errors in our processors may only be discovered after they have been incorporated into our OEMs’ mobile devices. Resolving these errors and defects may require a significant amount of time and resources. If our voice and audio processors fail to meet OEM or MNO specifications or contain undetected software or hardware defects, we and our OEMs or MNOs may incur liability, our reputation and relationships with our OEMs and MNOs may be harmed and our revenue and results of operations may be adversely affected.

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

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. We have also expanded our international operations and as of March 31, 2014 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of March 31, 2014, we held 41 issued U.S. patents expiring between July 2019 and March 2033 and also had 103 U.S. patent applications pending. As of March 31, 2014, we also had 47 pending foreign patent applications and eight foreign patents issued. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

As of March 31, 2014, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 43% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to exercise significant influence over the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 6.  Exhibits

Exhibit number		Incorporated by reference herein
	Description	Form	Date

10.7.6	Sixth Amendment to Loan and Security Agreement by and between Audience, Inc. and Silicon Valley Bank dated March 31, 2014.	Current Report on Form 8-K	April 4, 2014

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: May 12, 2014	By:	/s/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: May 12, 2014	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit number		Incorporated by reference herein
	Description	Form	Date

10.7.6	Sixth Amendment to Loan and Security Agreement by and between Audience, Inc. and Silicon Valley Bank dated March 31, 2014.	Current Report on Form 8-K	April 4, 2014

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.