Form 10-Q
period 2014-06-30
AUDIENCE INC
filed 2014-08-07
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at July 31, 2014 was: 22,708,412.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

AUDIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2014	December 31, 2013 (1)
Assets
Current assets:
Cash and cash equivalents	$108,385	$124,691
Short-term investments	14,999	14,855
Restricted cash	—	170
Accounts receivable	9,589	5,670
Inventories	20,154	13,422
Prepaid expenses and other current assets	6,761	4,676

Total current assets	159,888	163,484
Property and equipment, net	13,141	13,533
Other noncurrent assets	2,679	2,402

Total assets	$175,708	$179,419

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,065	$6,304
Accrued and other current liabilities	7,964	10,673
Deferred credits and income	470	265

Total current liabilities	17,499	17,242
Income taxes payable - noncurrent	1,299	935
Other liabilities - noncurrent	1,988	1,861

Total liabilities	20,786	20,038

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	23	22
Additional paid-in capital	191,165	183,840
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(36,266)	(24,480)

Total stockholders’ equity	154,922	159,381

Total liabilities and stockholders’ equity	$175,708	$179,419

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Hardware	$34,995	$42,788	$69,071	$86,456
Licensing	2,526	2,521	4,410	6,082

Total revenue	37,521	45,309	73,481	92,538
Cost of revenue	17,016	18,562	34,380	40,282

Gross profit	20,505	26,747	39,101	52,256
Operating expenses:
Research and development	13,363	10,349	25,551	19,799
Selling, general and administrative	12,331	10,793	24,576	21,138

Total operating expenses	25,694	21,142	50,127	40,937

Income (loss) from operations	(5,189)	5,605	(11,026)	11,319
Interest income, net	10	37	28	91
Other expense, net	(33)	(84)	(66)	(159)

Income (loss) before income taxes	(5,212)	5,558	(11,064)	11,251
Income tax provision (benefit)	(763)	2,891	722	3,939

Net income (loss)	$(4,449)	2,667	$(11,786)	7,312

Net income (loss) per share:
Basic	$(0.20)	$0.13	$(0.53)	$0.35

Diluted	$(0.20)	$0.11	$(0.53)	$0.32

Weighted average shares used in computing net income (loss) per share:
Basic	22,518	21,240	22,370	21,101

Diluted	22,518	23,230	22,370	23,157

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(4,449)	$2,667	$(11,786)	$7,312
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	—	(4)	1	(4)

Net comprehensive income (loss)	$(4,449)	$2,663	$(11,785)	$7,308

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(11,786)	$7,312
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,826	1,371
Write-down of inventory to net realizable value	776	313
Stock-based compensation	3,500	2,643
Excess tax benefit from stock plans	(1,231)	(1,005)
Loss on disposal of property and equipment	4	3
Amortization/accretion of marketable securities	1	45
Non-cash rent expense	—	431
Changes in assets and liabilities:
Accounts receivable	(3,919)	89
Inventories	(7,509)	(9,698)
Prepaid expenses and other assets	(2,542)	(883)
Accounts payable	2,674	(2,668)
Accrued and other liabilities	492	2,477
Deferred credits and income	205	391

Net cash provided by (used in) operating activities	(16,509)	821

Cash flows from investing activities
Purchases of property and equipment	(3,693)	(3,219)
Purchases of marketable securities	(17,994)	(17,897)
Proceeds from sales and maturities of marketable securities	17,850	10,000
Restricted cash released	170	—

Net cash used in investing activities	(3,667)	(11,116)

Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	2,867	2,875
Tax payments related to RSUs	(228)	—
Excess tax benefit from stock plans	1,231	1,005

Net cash provided by financing activities	3,870	3,880

Net decrease in cash and cash equivalents	(16,306)	(6,415)
Cash and cash equivalents
Beginning of period	124,691	109,606

End of period	$108,385	$103,191

Supplemental disclosures:
Non-cash obligation for property and equipment	$411	$7,668

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

2. Summary of significant accounting policies

Financial Statement Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the Company’s financial statements for interim periods in conformity with U.S. generally accepted accounting principles (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the “Notes to consolidated financial statements” in its Form 10-K and there have been no significant changes in the six months ended June 30, 2014. The December 31, 2013 condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s foreign subsidiaries currently is the U.S. dollar. Foreign currency gains or losses are recorded as other expenses, net in the condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the inventory write-downs, useful lives of long-lived assets, valuation of deferred tax assets and uncertain tax positions, warranty accruals, and the measurement of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Concentration of Risk

As of June 30, 2014, one customer accounted for 71% of total accounts receivable. As of December 31, 2013, three customers accounted for 45%, 36% and 15% of total accounts receivable.

Revenue from Samsung Electronics Co., Ltd. (“Samsung”) and Comtech International Ltd. (“Comtech”), a distributor, who sells the Company’s products to end customers such as Xiaomi, Inc. (“Xiaomi”), accounted for 72% and 13%, respectively, of total revenue for the three months ended June 30, 2014; and Samsung and Comtech accounted for 73% and 16%, respectively, of total revenue for the six months ended June 30, 2014. Revenue from Samsung and Apple Inc. (“Apple”), accounted for 66% and 23%, respectively, of total revenue for the three months ended June 30, 2013; and 64% and 24%, respectively, of total revenue for the six months ended June 30, 2013. In 2012, the Company began to recognize license revenue on royalty payments from Apple. The license revenue accounted for 7% and 6% of total revenue for the three and six months ended June 30, 2014, respectively; and 6% and 7% of total revenue for the three and six months ended June 30, 2013, respectively.

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

The Company began to recognize licensing revenue on royalty payments in 2012 on mobile phones integrating its licensed processor IP from a single OEM. The OEM generally reports shipment information typically within 45 days following the end of the OEM’s quarter. Since there is no reliable basis on which the Company can estimate its licensing revenues prior to obtaining the OEM’s reports, the Company recognizes licensing revenues on a one-quarter lag, assuming that all other revenue recognition criteria are met. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular period in which the Company’s processor IP is integrated and enabled by the agreed-upon royalty rate.

Net Income (Loss) Per Share

The Company calculated basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. As the Company recognized a net loss for the three and six months ended June 30, 2014, all potentially dilutive securities were excluded for this period as they were anti-dilutive.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for net operating loss carryforwards, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for net operating loss carryforwards, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because the Company is an emerging growth company under the JOBS Act and has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers. The objective of the new guidance is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The newly converged standard contains principles that will be applied to determine how revenue should be measured and the timing of when it should be recognized. The guidance is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

3. Consolidated balance sheet components

Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Work in process	$9,818	$4,115
Finished goods	10,336	9,307

Total inventory	$20,154	$13,422

Property and equipment, net

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Computers and equipment	$4,008	$3,582
Machinery and equipment	5,646	4,774
Software	3,976	3,835
Furniture and fixtures	4,833	4,738
Leasehold improvements	3,372	3,619
Construction in progress	273	35

Gross property and equipment	22,108	20,583
Accumulated depreciation and amortization	(8,967)	(7,050)

Property and equipment, net	$13,141	$13,533

Depreciation and amortization expense for the three and six months ended June 30, 2014 was $1.3 million and $2.6 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2013 was $0.8 million and $1.4 million, respectively.

Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Compensation	$4,807	$5,221
Professional fees	1,745	811
Income taxes payable	(759)	648
Liability related to facility build-out	—	1,539
Other	2,171	2,454

Accrued and other current liabilities	$7,964	$10,673

On June 5, 2012, the Company entered into a lease agreement for its corporate headquarters and occupancy commenced during the fourth quarter of 2013. Pursuant to the lease agreement, the Company agreed to pay construction costs in excess of a certain amount incurred prior to its occupancy, and the Company had certain indemnification obligations related to the construction. As a result of the Company’s involvement during the construction period, it was considered to be the owner of the construction project during the construction period in accordance with build-to-suit accounting requirements for the effect of lessee involvement in asset construction. Upon completion of the build-out during 2013, the capitalized construction in progress amount was reclassified as primarily furniture and fixtures and leasehold improvements. At December 31, 2013, the Company had capitalized a total of $2.5 million of leasehold improvements, of which $1.5 million was accrued for costs related to the facility build-out as the Company incurred improvement costs in excess of the tenant improvement allowance pursuant to the lease agreement.

4. Fair Value of Financial Instruments

The Company invests its excess cash primarily in money market funds and U.S. government agency and treasury notes that mature within one year. All cash equivalents and marketable securities are classified as available-for-sale.

The amortized cost and fair value of available-for-sale securities were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$77,117	$—	$—	$77,117
U.S. government bonds and notes	14,999	1	(1)	14,999

Total available-for-sale securities	$92,116	$1	$(1)	$92,116

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$90,230	$—	$—	$90,230
U.S. government bonds and notes	14,856	—	(1)	14,855

Total available-for-sale securities	$105,086	$—	$(1)	$105,085

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheets and classified as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Cash equivalents	$77,117	$90,230
Short-term marketable securities	14,999	14,855

Total cash equivalents and marketable securities	$92,116	$105,085

The Company invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market. As of June 30, 2014 and December 31, 2013, the unrealized gains or losses associated with the Company’s investments were insignificant. No gains or losses were realized from sale of securities in the periods presented.

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

As there were no financial liabilities, the following tables summarize the Company’s financial assets measured at fair value on a recurring basis within the fair value hierarchy:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$77,117	$77,117	$—	$—
Short-term investments:
U.S. government bonds and notes	14,999	14,999	—	—

Total available-for-sale marketable securities	$92,116	$92,116	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$90,230	$90,230	$—	$—
Short-term investments:
U.S. government bonds and notes	14,855	14,855	—	—

Total available-for-sale marketable securities	$105,085	$105,085	$—	$—

5. Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(4,449)	$2,667	$(11,786)	$7,312

Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	22,518	21,240	22,370	21,101
Weighted average effect of potentially dilutive securities:
Stock options	—	1,972	—	2,052
Employee stock purchase plan	—	18	—	4

Diluted	22,518	23,230	22,370	23,157

Net income (loss) per share:
Basic	$(0.20)	$0.13	$(0.53)	$0.35

Diluted	$(0.20)	$0.11	$(0.53)	$0.32

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	4,277	1,269	4,271	1,204
Restricted stock units	879	29	726	29
Employee stock purchase plan	826	136	794	136

Total	5,982	1,434	5,791	1,369

6. Commitments and contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 2023. Rent expense for the three and six months ended June 30, 2014 was $1.4 million and $2.8 million, respectively. Rent expense for the three and six months ended June 30, 2013 was $0.9 million and $1.8 million, respectively.

On June 5, 2012, the Company entered into a lease agreement for its corporate headquarters, which consists of 87,565 square feet of office space in Mountain View, California. The lease for this facility commenced on October 1, 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is for ten years with an option to extend for an additional five years. As of December 31, 2013, the Company had completed the build-out for its corporate headquarters and had taken occupancy of that facility. The lease for the Company’s corporate headquarters qualifies as a sale-leaseback and is treated as an operating lease for accounting purposes.

Purchase commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. Audience may generally cancel these purchase commitments at any time; however, the Company is required to pay all costs incurred through the cancellation date. Audience rarely cancels these agreements once production has started. The Company had $48.2 million open purchase commitments with its third-party foundries and other suppliers at June 30, 2014.

Noncurrent Gross Unrecognized Tax Benefits

As of June 30, 2014, the Company had $1.3 million of non-current gross unrecognized tax benefits that are reflected in noncurrent taxes payable in the condensed consolidated balance sheets. The timing of any payments that could result from these unrecognized tax benefit will depend upon a number of factors. Accordingly, the Company is not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend the Company and its customers by determining the scope, enforceability and validity of third party proprietary rights or to establish the Company’s proprietary rights. The Company has also received a complaint which purports to be brought on behalf of a class of purchasers of its common stock issued in or traceable to the Company’s IPO which contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. There can be no assurance with respect to the outcome of any current or future litigation brought against the Company or pursuant to which it has indemnification obligations and the outcome could have a material adverse impact on its financial condition, results of operations and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. The Company believes that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses the Company may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (“Enterprise”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999. Enterprise alleges that certain of the Company’s products infringe U.S. Patent No. 6,785,381 (the “’381 patent”) relating to a telephone with a hands-free mode of operation, and further alleges that the Company has contributed to and/or induced infringement of the ‘381 patent by other companies, including Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., and Apple, Inc. Enterprise seeks, among other things, damages for past and future infringement, prejudgment interest, costs and disbursements, and reasonable attorney’s fees. Enterprise has not yet formally served the Company with the complaint. The complaint does not specify money or other damages. To date, our customers have not made any claims for indemnification in connection with the case and we cannot determine whether we would be obligated or choose to indemnify them if they did. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

Indemnities, Commitments and Guarantees

During the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

7. Stock-based Compensation

The following is a summary of option activity under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) for the six months ended June 30, 2014:

	Outstanding Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2013	4,398,918	$8.12
Options granted	463,500	11.61
Options exercised	(345,001)	3.08
Options cancelled	(142,109)	12.66

Balance at June 30, 2014	4,375,308	$8.74

The following is a summary of restricted stock units (“RSU”) activity for the six months ended June 30, 2014:

	RSUs Outstanding
	Number of shares	Weighted average grant price
Balance at December 31, 2013	354,055	$13.84
RSUs granted	670,335	11.69
RSUs released	(53,139)	14.57
RSUs cancelled/forfeited	(50,561)	12.47

Balance at June 30, 2014	920,690	$12.31

Share-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$85	$75	$147	$144
Research and development	858	501	1,510	977
Selling, general and administrative	981	750	1,843	1,522

Stock-based compensation expense	$1,924	$1,326	$3,500	$2,643

At June 30, 2014, the Company had $8.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that it expects to recognize over a weighted average period of 3.3 years.

At June 30, 2014, total unrecognized estimated compensation expense related to unvested RSUs granted was $10.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.

8. Capital stock

Common stock

As of June 30, 2014 and December 31, 2013, the Company had reserved shares of its common stock for future issuance as follows:

	June 30, 2014	December 31, 2013
Shares reserved for stock options and RSUs	5,788,988	5,192,107
Shares reserved for employee stock purchase plan	166,839	156,136

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

The Company’s effective income tax rate was 14% and (7)% for the three and six months ended June 30, 2014, respectively, and 52% and 35% for the three and six months ended June 30, 2013, respectively. The Company’s provision (benefit) for income taxes was $(0.7) million and $0.7 million for the three and six months ended June 30, 2014, respectively, and $2.9 million and $3.9 million for the three and six months ended June 30, 2013, respectively. The decrease in the provision for income taxes is primarily due to a change in the jurisdictional mix of where the income is earned. The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. The Company’s intent is to indefinitely reinvest its non-U.S. funds in its foreign operations, and its current plans do not demonstrate a need to repatriate them to fund its U.S. operations.

As of June 30, 2014, the Company had gross unrecognized tax benefits totaling $6.5 million. Approximately $5.3 million of the Company’s net unrecognized tax benefits, not including interest, if recognized, would affect its effective tax rate. One or more of these net unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2014, the Company accrued an immaterial amount of interest expense related to its prior year income tax matters. The Company believes that it is reasonably possible that its unrecognized tax benefits could materially change during the next 12 months. However, the Company is still evaluating various strategies and therefore is not able to provide a potential estimate of the timing and the amount as of June 30, 2014.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs both positive and negative evidence in determining the need for a valuation allowance, such as historical income (losses), recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources and other risks inherent in the semiconductor industry. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more–likely-than-not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. The Company weighs both positive and negative evidence, from a quantitative and qualitative perspective, with more weight given to evidence that can be objectively verified. Under this standard, our cumulative pretax income in the United States over the three year period ended June 30, 2014, was considered objectively verifiable with positive evidence that outweighed the Company’s ability to solely focus on projections of future income in determining whether a full valuation allowance was needed. Because of the inherit risks and uncertainties in the semiconductor industry, the Company cannot reliably forecast that it will have sufficient taxable income in the United States to realize all of its deferred tax assets in future years. The Company released valuation allowance of $0.6 million during the six months ended June 30, 2014 based on the amount of deferred tax assets that are more likely than not to be realized based on available evidence and continues to maintain a partial valuation allowance. It is reasonably possible that the valuation allowance may materially change in the next 12 months. The Company will continue to assess and monitor the amount and the need for a valuation allowance.

10. Line of Credit

On July 6, 2011, the Company amended its existing line of credit agreement with Silicon Valley Bank (“SVB”). Among other changes, the amendment (i) increased the Company’s line of credit from $5.0 million to $10.0 million and extends the availability of the line until July 6, 2013; (ii) provided that the Company may borrow up to $2.0 million (of the $10.0 million) without reference to the value of its accounts receivable or purchase orders; (iii) changed the applicable interest rate on the line of credit to the following: (a) for prime rate loans, a range from the bank’s prime rate to the prime rate plus 0.35% per annum (the higher rate is applicable if the quick ratio falls below 1.25:1.00), or (b) for LIBOR loans, LIBOR plus 1.75% per annum; and (iv) replaced the credit facility’s financial tests based on net cash balances with a condition that the Company maintains a quick ratio of at least 1.25:1.00 (used to determine borrowing eligibility and interest rate). The amendment also removed the covenant that the Company maintains a quick ratio of 1.50:1.00 while equipment loans remain outstanding.

On September 30, 2013, the Company amended its revolving line of credit agreement with SVB, primarily to extend the maturity date of the agreement to March 31, 2014. Then on March 31, 2014, the Company went through another amendment of the line of credit agreement to extend the maturity date of it to December 31, 2014. Additionally, SVB agreed to waive certain events of default related to a potential stock repurchase plan under consideration by the Company provided that the Company does not make any repurchase under such a stock purchase plan at any time while an event of default is continuing or would exist after giving effect to such repurchase.

As of June 30, 2014, the Company was in compliance with all covenants, and there were no amounts outstanding under the revolving line of credit agreement.

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

Substantially all of the Company’s revenue was generated from the sale of its products to CMs and OEMs whose primary manufacturing operations and distributors are in Asia. Since the Company’s OEMs market and sell their products worldwide, the Company’s revenue by geographic location is not necessarily indicative of the geographic distribution of mobile device sales, but rather of where the mobile devices are manufactured. The Company’s revenue is therefore based on the country or region in which its OEMs or their CMs issue their purchase orders to the Company.

Apple, one of the Company’s large OEMs, transitioned the majority of its business with the Company from the purchase of the Company’s processors to licensing of the Company’s processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize licensing revenue on royalty payments in 2012. The licensing revenue accounted for 7% and 6% of total revenue for the three and six months ended June 30, 2014, respectively; and 6% and 7% of total revenue for the three and six months ended June 30, 2013, respectively.

Revenues by geographic regions are based upon the customers’ or their CM’s ship-to address or our customers’ headquarters location. The following table set forth reportable revenues by geographic regions:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Korea	$27,132	$30,115	$53,901	$59,881
China	7,797	12,531	15,015	25,811
United States	2,526	2,625	4,410	6,695
Other	66	38	155	151

Total	$37,521	$45,309	$73,481	$92,538

12. Subsequent Events

On June 24, 2014, the Company and its wholly owned subsidiary, Alameda Acquisition Corp., a Delaware corporation, entered into a definitive agreement to acquire Sensor Platforms, Inc., a Delaware corporation, subject to customary closing conditions, for consideration consisting of $41 million of cash and the assumption of options, subject to certain adjustments. Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smartphones, wearables and other consumer devices. The Company believes the combination of Sensor Platforms’ technology with its industry leading Advanced Voice and Multisensory Processing places the combined company in a unique position to deliver compelling solutions based on the fusion of voice and motion. The transaction was completed on July 11, 2014.

The transaction will be accounted for under the acquisition method of accounting. We are in the process of determining the purchase price allocation with regard to the company acquired and other disclosures. The excess of the purchase price over the net amounts assigned to the fair value of the net assets acquired will be recorded as goodwill.

In connection with the merger and in accordance with NASDAQ Marketplace Rule 5635(c), the Company assumed RSUs granted to each continuing employee of Sensor Platforms, upon the closing of the acquisition, for an aggregate of 208,630 shares of common stock. These RSUs were granted outside of the existing Company stock plans and without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4) with the following terms: 150,147 of the granted RSUs will vest over three years; and 58,483 of the RSUs will vest over four years, in either case subject to continued service with the Company or any subsidiary of the Company. In connection with the merger, the Company also assumed the Sensor Platforms 2004 Stock Option Plan, pursuant to which it may make future inducement grants for Company common stock, and vested and outstanding options held by certain Sensor Platforms employees at the time of the merger were assumed by the Company and converted into options to purchase shares of Company common stock based on an option exchange ratio set forth in the definitive agreement. The Company filed a registration statement on Form S-8 on July 30, 2014 to register the shares of Company common stock issuable upon the exercise of the assumed Sensor Platforms options, those shares of Company common stock underlying the assumed RSUs and shares eligible for future grant under the Sensor Platforms 2004 stock option plan.

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

We recorded total revenue of $37.5 million and $73.5 million for the three and six months ended June 30, 2014, respectively; and $45.3 million and $92.5 million for the three and six months ended June 30, 2013, respectively. We recorded net losses of $4.4 million and $11.8 million for the three and six months ended June 30, 2014, respectively; and net income of $2.7 million and $7.3 million for the three and six months ended June 30, 2013, respectively.

We work with original equipment manufacturers (“OEMs”) to have our voice and audio processors designed into their products, which we refer to as design wins. Once our voice and audio processor is designed into a mobile device, we generally sell our processors to contract manufacturers (“CMs”) retained by OEMs on a purchase order basis and the CMs incorporate the processors into the mobile devices that they build for the OEMs. We sell a small portion of our products indirectly to OEMs through distributors. For a single OEM, we also license semiconductor intellectual property (“processor IP”), which that OEM has integrated into certain of its mobile phones, and we began to recognize royalty revenue for the use of our processor IP from this OEM in 2012. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products up to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

On June 24, 2014, the Company and its wholly owned subsidiary, Alameda Acquisition Corp., a Delaware corporation, entered into a definitive agreement to acquire Sensor Platforms, Inc., a Delaware corporation, subject to customary closing conditions, for consideration consisting of $41 million of cash and the assumption of options, subject to certain adjustments. Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smartphones, wearables and other consumer devices. The transaction was completed on July 11, 2014. We anticipate that the acquisition will increase our costs in the short-term and will not be accretive until 2015 at the earliest.

In response to the near-term expected softness with certain high end smart phones, we expect to reduce our expenses during the three months ending September 30, 2014. However, we do not expect that these actions will have a substantial impact on our operating results in the short-term and we intend to continue to invest in projects to support future revenue growth and revenue diversification.

We anticipate that our operating results will continue to fluctuate and be subject to consumer demand for high-end smart phones and anticipate that reductions in demand by our large OEM customers will continue to have a disproportionate impact on our results.

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

Design wins. We closely monitor design wins by OEMs and their mass production releases because we consider these to be important indicators of future revenue. The revenue that we generate from each design win can vary significantly and in some cases, our OEMs may cancel projects for which we have been awarded a design win. Our long-term sales expectations are based on forecasts from OEMs and internal estimations of demand, factoring in the expected time to market for final mobile devices incorporating our solutions and associated revenue potential. Our ability to implement our product roadmap and introduce new products will facilitate the adoption of our solutions into future generations of mobile devices.

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

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Revenue from Samsung and Comtech, a distributor who sells our products to end customers such as Xiaomi, accounted for 72% and 13%, respectively, of total revenue for the three months ended June 30, 2014; and 73% and 16%, respectively, of total revenue for the six months ended June 30, 2014. Revenue from Samsung and Apple Inc. (“Apple”), accounted for 66% and 23%, respectively, of total revenue for the three months ended June 30, 2013; and 64% and 24%, respectively, of total revenue for the six months ended June 30, 2013. With respect to its 2011 model of its mobile phone, we began to recognize licensing revenue in 2012 as Apple transitioned from the purchase of our processors to the licensing of our processor IP for a royalty. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and six months ended June 30, 2014 and 2013.

Fluctuations in the demand for the products of our OEMs have a significant impact on our business as our OEMs reduce their purchase orders with us in response to such demands and competitive pressures. For example, we announced in July 2014 that weakness in demand for high end smart phones was anticipated to cause a decline in the volume of processors purchased from us by Samsung, and that such weakness in demand was expected to continue. We also recently announced that as a result of reduced purchase orders from our OEMs due to various market and competitive pressures, we expected that our revenue would decline significantly in the quarter ending September 30, 2014 and that we would continue to incur net losses. We anticipate that fluctuations in demand for high-end smart phones and concentration of revenue in one or more OEMs will continue in the short-term and that we may not be able to foresee slowing demand early enough to take action to control our expenses. As a majority of our expenses, other than the cost of manufacturing our processors, are staff-related, a reduction in those expenses may be delayed in having an effect on our operating results. We may also impair our ability to grow our revenue in the future if our expense cuts cause us to forego development of future programs.

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

General economic conditions and geographic concentration. A global economic slowdown or financial crisis, similar to the one that occurred beginning in late 2008, would likely have a significant impact on the mobile device industry and our financial results. As the economy slows, consumer confidence may decline and, because our products serve the mobile device market, any decline in purchases by consumers of new mobile devices would adversely affect our revenue. Moreover, because our sales have been concentrated in a few selected markets, including Korea, China and the United States (“US”), our financial results will be impacted by general economic and political conditions in these markets.

Our arrangement with one of our OEMs

We previously sold our products to Apple and also license our processor IP to this OEM. We have also sold our processors to its CMs (Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”), and Protek (Shanghai) Limited and its affiliates (collectively “Protek”)) for an older generation of this OEM’s mobile phones. Apple accounted for less than 10% of our total revenue for both the three and six months ended June 30, 2014, compared to 23% and 24% of our total revenue for the three and six months ended June 30, 2013, respectively. On August 6, 2008, we entered into an agreement with Apple pursuant to which we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from its CMs, Foxconn and Protek. To date, Apple, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In the first quarter of 2012, we began to recognize licensing revenue on royalty payments for the use of our processor IP in this OEM’s 2011 model of its mobile phones. In comparison to a business model with OEMs that purchase our processors on a stand-alone basis to incorporate into their mobile devices, the licensing of our processor IP represents a multiyear process, and we may not receive royalties for several years, if at all, after we agree to license our processor IP.

We granted a similar license to this OEM for the 2012 model of its mobile phones, however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. Based on this OEM’s royalty reports sent to us since November 2012, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. Our licensing revenue from royalty payments declined substantially in the fourth quarter of 2012, and it continued to decline through the first quarter of 2014. In the second quarter of 2014, licensing revenue increased as a result of slightly higher shipments of this OEM’s 2011 model of its mobile phones.

The older generation of this OEM’s mobile phones has now been phased out and as a result, we are no longer selling our processors to this OEM. In future quarters, we do not expect to receive material revenue from the sale of our processors for this older generation of the OEM’s mobile phones. Our royalty payments from this OEM lag the sales of its mobile phones that integrate and enable our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty payments owed to us or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

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

We recognize license revenue on the basis of the number of mobile phones sold that incorporate our processor IP and for which a royalty payment is received by us. We are reliant on the accuracy of quarterly OEM shipment reports, which we typically receive within 45 days after the OEM’s fiscal quarter end, in order to calculate royalties owed to us and recognize our licensing revenue. Our licensing revenue will lag the sales of mobile phones that integrate our processor IP by one quarter. For example, although mobile phones integrating our processor IP commenced shipping in the three months ended December 31, 2011, we did not recognize license revenue related to those mobile devices until the three months ended March 31, 2012. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated licensing revenue or seek redress for reports we believe are not accurate and we have no experience in testing and evaluating the accuracy of the data we receive.

We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, and Europe. Substantially all of our revenue has been generated by sales to CMs and OEMs that manufacture their products in Asia and we expect sales to such CMs and OEMs in Asia to contribute a majority of our revenue in the foreseeable future. Because our OEMs market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where mobile device sales occur, but rather of where their manufacturing operations occur. Since our inception, our sales in Asia have represented substantially all of our hardware revenue.

Cost of revenue and gross margin

The largest components of our cost of revenue are costs of materials and outsourced manufacturing costs for the fabrication, assembly, packaging and test of our voice and audio processors. To a lesser extent, cost of revenue also includes expenses relating to cost of personnel, share-based compensation, logistics and quality assurance, royalty expense, shipping, an allocation of overhead and provisions for excess and obsolete inventories, if any. We intend to continue to manage our cost of revenue through both cost improvements and economies of scale. We expect cost of revenue to increase due to the amortization of developed technology that we expect to record as part of the purchase price accounting associated with the recent acquisition of Sensor Platforms.

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

Operating expenses

We classify our operating expenses as either research and development or selling, general and administrative. Personnel-related costs, including salaries, benefits, bonuses and share-based compensation, are the most significant component of each of our operating expense categories. In any particular period, the timing of additional hires could materially affect our operating expenses.

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

Other expense, net

Although a majority of our sales are outside of the United States, we incur a substantial majority of our expenses and receive all of our revenue in US dollars. As a result, our foreign currency related expense and income has not been material to date.

Income tax provision (benefit)

Effective January 1, 2012, we implemented an international structure. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the US federal statutory income tax rate primarily due to the partial valuation allowance on US deferred tax assets, the utilization of R&D credits subject to the tentative minimum tax limitation and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

Our effective tax rate may be affected by such factors as the additional release or re-establishment of a valuation allowance against our remaining US deferred tax assets, changes in tax laws, regulations or rates, changes in interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization, resolution of unrecognized tax benefits and shifts in the amount of income before tax earned in the United States as compared with other regions in the world.

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

Results of operations

Comparison of the three months ended June 30, 2014 and 2013

The following sets forth our operating results for the three months ended June 30, 2014 and 2013. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Three months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Hardware	$34,995	93%	$42,788	94%	$(7,793)	-18%
Licensing	2,526	7%	2,521	6%	5	0%

Total revenue	$37,521	100%	$45,309	100%	$(7,788)	-17%

Hardware revenue for the three months ended June 30, 2014 was $35.0 million, compared to $42.8 million for the three months ended June 30, 2013, a decrease of $7.8 million, or 18%. The decrease was primarily due to one of our OEMs ending production of their 2010 phone in September 2013, which resulted in a $7.7 million decrease in revenue.

For the three months ended June 30, 2014, revenue from Samsung and Comtech, who sold our products to end customers such as Xiaomi, accounted for 72% and 13% of total revenue, respectively. For the three months ended June 30, 2013, revenue from Samsung and Apple accounted for 66% and 23% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. We anticipate that our revenue will continue to be affected by a downturn in demand for high-end smart phones throughout the three months ending September 30, 2014 and potentially longer.

Revenue by geography

	Three months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Korea	$27,132	72%	$30,115	66%	$(2,983)	-10%
China	7,797	21%	12,531	28%	(4,734)	-38%
United States	2,526	7%	2,625	6%	(99)	-4%
Other	66	0%	38	0%	28	74%

Total revenue	$37,521	100%	$45,309	100%	$(7,788)	-17%

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. Revenue generated in Asia represented 93% and 94% of our total revenue for the three months ended June 30, 2014 and 2013, respectively. Revenue generated in Korea decreased $3.0 million for the three months ended June 30, 2014 compared to the same period in 2013 and was primarily due to a $2.7 million reduction in demand from Samsung related to the slower production ramp up of their S5 model in 2014 compared with the production ramp up of their S4 model in 2013. Revenue generated in China decreased $4.7 million primarily due to a $7.7 million reduction in demand from one of our OEMs ending production of their 2010 phone in September 2013, partially offset by a $3.0 million increase in demand from other Chinese OEMs.

Cost of revenue and gross profit

	Three months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Cost of revenue	$17,016	45%	$18,562	41%	$(1,546)	-8%
Gross profit	$20,505	55%	$26,747	59%	$(6,242)	-23%

Cost of revenue for the three months ended June 30, 2014 was $17.0 million, compared to $18.6 million for the three months ended June 30, 2013, a decrease of $1.6 million, or 8%. A decrease of $ 2.2 million was due to one of our OEM’s ending production of their 2010 phone in September 2013, partially offset by increased costs of $0.7 million related to our newer generation voice and audio processors that require more memory for increased functionality.

Gross margin percentage was 55% and 59% for the three months ended June 30, 2014 and 2013, respectively. A decrease of 2.5% in gross margin was due to one of our OEMs ending production of their 2010 phone in September of 2013, with the remaining 1.5% due to product mix and increased costs of our newer generation voice and audio processors that require more memory for increased functionality.

Operating expenses

	Three months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Research and development	$13,363	36%	$10,349	23%	$3,014	29%
Selling, general and administrative	12,331	33%	10,793	24%	1,538	14%

Total operating expenses	$25,694	69%	$21,142	47%	$4,552	22%

Research and development. Research and development expenses for the three months ended June 30, 2014 were $13.4 million, compared to $10.3 million for the three months ended June 30, 2013, an increase of $3.0 million, or 29%. The increase was due to headcount growth, resulting in a $1.5 million increase in salaries and employee-related expenses, facility and information technology expenses of $0.7 million as a result of our move to a new facility in Mountain View, California that occurred in October 2013, $0.6 million for IP and engineering software license costs and $0.2 million in consulting fees. We anticipate that we will reduce the number of our research and development staff in the three months ending September 30, 2014. However, we expect that certain of these savings will be offset by the cost of the research and development activities of Sensor Platforms, which we acquired in July 2014.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2014 were $12.3 million, compared to $10.8 million for the three months ended June 30, 2013, an increase of $1.5 million, or 14%. The increase was due to professional service fees of $0.6 million related to the acquisition of Sensor Platforms, headcount growth resulting in a $0.3 million increase in salaries and employee-related expenses, consulting fees of $0.3 million, facility and information technology expenses of $0.2 million as a result of our move to a new facility in Mountain View, California that occurred in October 2013. We anticipate that we will take actions to reduce our selling, general and administrative expenses in the three months ending September 30, 2014. However, these cost savings may not be realized until future quarters.

Other expense, net

	Three months ended June 30,		Change
	2014	2013	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(33)	$(84)	$51	-61%

Other expense, net, for the three months ended June 30, 2014 was an expense of $33,000 compared to an expense of $84,000 for the three months ended June 30, 2013, a decrease of $51,000, or 61%. The decrease was primarily due to more favorable foreign exchange rate movements in the three months ended June 30, 2014.

Income tax provision (benefit)

Income tax benefit for the three months ended June 30, 2014 was $0.7 million, compared to an income tax provision of $2.9 million for the three months ended June 30, 2013. The decrease was primarily due to a decrease in income (loss) before income taxes and a change in the jurisdictional mix of where the income is earned.

Comparison of the six months ended June 30, 2014 and 2013

The following sets forth our operating results for the six months ended June 30, 2014 and 2013. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Six months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Hardware	$69,071	94%	$86,456	93%	$(17,385)	-20%
Licensing	4,410	6%	6,082	7%	(1,672)	-27%

Total revenue	$73,481	100%	$92,538	100%	$(19,057)	-21%

Hardware revenue for the six months ended June 30, 2014 was $69.1 million, compared to $86.5 million for the six months ended June 30, 2013, a decrease of $17.4 million, or 20%. The decrease was primarily due to one of our OEM’s ending production of their 2010 phone in September 2013, which resulted in a $16.4 million decrease in revenue.

Licensing revenue for the six months ended June 30, 2014 was $4.4 million, compared to $6.1 million for the six months ended June 30, 2013, a decrease of $1.7 million, or 27%. The decrease in licensing revenue for the six months ended June 30, 2014 was primarily due to declining demand for one of our OEM’s 2011 model of its mobile phones.

For the six months ended June 30, 2014, revenue from Samsung and Comtech, who sells the Company’s products to end customers such as Xiaomi, accounted for 73% and 16% of total revenue, respectively. For the six months ended June 30, 2013, revenue from Samsung and Apple accounted for 64% and 24% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue for the six months ended June 30, 2014 and 2013.

Revenue by geography

	Six months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Korea	$53,901	74%	$59,881	65%	$(5,980)	-10%
China	15,015	20%	25,811	28%	(10,796)	-42%
United States	4,410	6%	6,695	7%	(2,285)	-34%
Other	155	0%	151	0%	4	3%

Total revenue	$73,481	100%	$92,538	100%	$(19,057)	-21%

Revenue generated in Asia represented 94% and 93% of our total revenue for the six months ended June 30, 2014 and 2013, respectively. Revenue generated in Korea decreased $6.0 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $5.6 million reduction in demand from Samsung related to the slower production ramp up of their S5 model in 2014 compared with the production ramp up of their S4 model in 2013. Revenue generated in China decreased $10.8 million primarily due to a $16.4 million reduction in demand from one of our OEM’s ending production of their 2010 phone in September of 2013, partially offset by a $5.6 million increase in demand from other Chinese OEMs.

Revenue generated in the United States, which was primarily comprised of our licensing revenue, represented 6% and 7% of our total revenue for the six months ended June 30, 2014 and 2013, respectively. Revenue generated in the United States decreased $2.3 million for the six months ended June 30, 2014 compared to the same period in 2013 and was primarily due to declining demand for one of our OEM’s 2011 model mobile phones.

Cost of revenue and gross profit

	Six months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Cost of revenue	$34,380	47%	$40,282	44%	$(5,902)	-15%
Gross profit	$39,101	53%	$52,256	56%	$(13,155)	-25%

Cost of revenue for the six months ended June 30, 2014 was $34.4 million, compared to $40.3 million for the six months ended June 30, 2013, a decrease of $5.9 million, or 15%. The decrease was primarily due to one of our OEM’s ending production of their 2010 phone in September 2013.

Gross margin percentage was 53% and 56% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross margin percentage was primarily due to one of our OEM’s ending production of their 2010 phone in September 2013.

Operating expenses

	Six months ended June 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Research and development	$25,551	35%	$19,799	21%	$5,752	29%
Selling, general and administrative	24,576	33%	21,138	23%	3,438	16%

Total operating expenses	$50,127	68%	$40,937	44%	$9,190	22%

Research and development. Research and development expenses for the six months ended June 30, 2014 were $25.6 million, compared to $19.8 million for the six months ended June 30, 2013, an increase of $5.8 million, or 29%. The increase was due to headcount growth, resulting in a $3.1 million increase in salaries and employee-related expenses, facility and information technology expenses of $1.8 million as a result of our move to a new facility in Mountain View, California that occurred in October 2013, IP licensing expenses of $0.6 million and consulting fees of $0.3 million.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2014 were $24.5 million, compared to $21.1 million for the six months ended June 30, 2013, an increase of $3.4 million, or 16%. The increase was due to headcount growth resulting in a $1.0 million increase in salaries and employee-related expenses, facility and information technology costs of $0.8 million as a result of our move to a new facility in Mountain View, California that occurred in October 2013, professional services fees of $0.6 million related to the acquisition of Sensor Platforms, consulting fees of $0.5 million, and test equipment depreciation and supplies of $0.5 million.

Other expense, net

	Six months ended June 30,		Change
	2014	2013	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(66)	$(159)	$93	-58%

Other expense, net, for the six months ended June 30, 2014 was an expense of $66,000 compared to an expense of $159,000 for the six months ended June 30, 2013, a decrease of $93,000, or 58%. The decrease was primarily due to more favorable foreign exchange movement in the six months ended June 30, 2014.

Income tax provision (benefit)

Income tax provision for the six months ended June 30, 2014 was $0.7 million, compared to $3.9 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in income (loss) before income taxes and change in the jurisdictional mix of where the income is earned.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of June 30, 2014, we had an accumulated deficit of $36.3 million.

As of June 30, 2014, we had cash and cash equivalents of $108.4 million, short-term investments of $15.0 million, future minimum lease payment obligations of $41.1 million and no other debt. As of June 30, 2014, we also had access to a $10.0 million revolving line of credit facility (“Revolver”), with available funds based on eligible accounts receivable and customer purchase orders. Our master loan agreement for our Revolver contains covenants. As of June 30, 2014, we had no outstanding borrowings under this Revolver and we were in compliance with the master agreement’s covenants. The maturity date of the line of credit is December 31, 2014.

We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next 12 months. We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing customer base or achieving profitability. Failure to generate sufficient revenue or control costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on terms acceptable to us, or at all, and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs. If we are unable to obtain additional financing, it could have a material adverse effect on our business, financial condition, operating results and cash flows and our ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Our cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	Six months ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(16,509)	$821
Net cash used in investing activities	(3,667)	(11,116)
Net cash provided by financing activities	3,870	3,880

Cash flows from operating activities

Net cash used in operating activities was $16.5 million for the six months ended June 30, 2014 and was primarily the result of a net loss of $11.8 million, an increase in accounts receivable of $3.9 million due to the timing of sales and collections, an increase in inventories of $7.5 million to support continuing demand for our existing products and the initial inventory build of our newer generation products to support anticipated customer device launches, an increase in prepaid expenses and other assets of $2.5 million due to increases in prepaid rent and time-based licenses, a receivable from one of our vendors related to quality issues, and excess tax benefits from stock options of $1.2 million. These were partially offset by depreciation and amortization expense of $2.8 million, inventory write-downs of $0.8 million, stock-based compensation expense of $3.5 million, an increase in accounts payable of $2.7 million due to the timing of payments, and an increase in accrued and other liabilities of $0.5 million due to higher income tax accruals and an increase in deferred rent associated with our corporate headquarters.

For the six months ended June 30, 2013, net cash provided by operating activities of $0.8 million for the six months ended June 30, 2013 was primarily attributable to net income of $7.3 million, non-cash items such as stock-based compensation of $2.6 million and depreciation and amortization expense of $1.4 million. Accrued and other liabilities increase of $2.5 million primarily due to our income tax accrual also contributed to the net cash provided by operating activities. The cash provided by operating activities were partially offset by an increase in inventory of $9.7 million to satisfy anticipated sales demand, decrease in account payable of $2.7 million due to the timing of vender payments, and excess tax benefits from stock options of $1.0 million.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2014 of $3.7 million consisted primarily of the purchase of marketable securities of $18.0 million and the acquisition of property and equipment of $3.7 million to support our ongoing business efforts. These were partially offset by the proceeds from the sale and maturities of marketable securities of $17.9 million.

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

Cash flows from financing activities

Net cash provided by financing activities of $3.9 million for six months ended June 30, 2014 was primarily due to proceeds of $2.9 million from the exercise of employee stock options and employee stock purchase plan, and excess tax benefits from stock options of $1.2 million. The excess tax benefits reflected as a financing cash inflow represents excess tax benefits realized relating to stock-based payments to our employees and directors, in accordance with FASB ASC 718. There is a corresponding cash outflow included in cash flows from operating activities.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

Contractual obligations and commitments

Our primary contractual obligations are from materials purchase obligations with our third-party foundries and other suppliers and operating leases for office space. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of these matters.

Other than the contractual obligations and commitments discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any other material non-cancellable purchase commitments as of June 30, 2014.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because we are an emerging growth company under the Jobs Act and have elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. We did not elect for an early adoption of this new guidance. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers. The objective of the new guidance is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The newly converged standard contains principles that will be applied to determine how revenue should be measured and the timing of when it should be recognized. The guidance is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

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

As of June 30, 2014, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other expense, net” in the condensed consolidated statements of operations for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our financial condition, results of operations and cash flows.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our financial condition, results of operations and cash flows.

Interest rate sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments as of June 30, 2014. Our cash, cash equivalents and short-term investments as of June 30, 2014 were $123.4 million and consisted primarily of cash, money market funds and U.S. government bonds and notes with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

ITEM 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. We have also received a complaint which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to our IPO which contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, financial condition, results of operations and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations and cash flows.

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (“Enterprise”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999. Enterprise alleges that certain of the Company’s products infringe U.S. Patent No. 6,785,381 (the “’381 patent”) relating to a telephone with a hands-free mode of operation, and further alleges that the Company has contributed to and/or induced infringement of the ‘381 patent by other companies, including Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., and Apple, Inc. Enterprise seeks, among other things, damages for past and future infringement, prejudgment interest, costs and disbursements, and reasonable attorney’s fees. Enterprise has not yet formally served us with the complaint. The complaint does not specify money or other damages. To date, our customers have not made any claims for indemnification in connection with the case and we cannot determine whether we would be obligated or choose to indemnify them if they did. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations and cash flows. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline and you may lose all or part of your investment.

Risks related to our business and industry

We depend on Samsung for the majority of our revenue and the loss of, or a significant reduction in orders from, Samsung could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

For the three months ended June 30, 2014 and 2013, Samsung accounted for 72% and 66% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. In addition, our revenue is dependent upon consumer acceptance of and demand for Samsung’s high end smart phones, in which our products are incorporated. For example, Samsung announced in July 2014 that it expected demand for its high end smart phones to be weak in the third quarter of 2014, which we anticipate will have a negative effect on our revenue as Samsung may reduce production of its high end smart phones while it sells existing inventory. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us. Samsung may seek second sources or decide to replace our processors with another solution. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

We depend on a small number of OEMs for a substantial majority of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We derive a substantial majority of our revenue from sales to a small number of OEMs. For the three months ended June 30, 2014, Samsung and Comtech, who sells our products to end customers such as Xiaomi, accounted for 72% and 13% of our total revenues. We expect this concentration in a small number of OEMs to continue during 2014. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve widespread market acceptance or be produced in large number. We cannot assure you that we will be able to sustain our revenue from our existing OEMs.

Our OEMs typically buy our processors on a purchase order basis and do not enter into long-term contracts or minimum purchase commitments that would obligate them to continue to buy additional processors from us in the future. For example, we announced in August 2013 and July 2014 that weakness in demand for certain high end smart phones was anticipated to cause a decline in the volume of processors purchased from us by our largest OEM.

Although we seek to grow our OEM base through new design wins, our sales and development cycle to obtain initial design wins from new OEMs is long and is subject to uncertainties, and we cannot assure you that we will be successful in doing so. Even if we are successful in obtaining design wins with new OEMs, our existing OEM customers may continue to account for a substantial portion of our sales in the future. Although an OEM may design us into a particular device, we endeavor to win design slots in the next generation devices and may not be able to do so. Because the commercial life of smart phones is relatively limited, we have limited ability to predict whether a given OEM will continue to use our processors. If we are unable to generate repeat business from our existing OEMs, generate revenue from new OEMs or expand into broader markets, our operating results would be adversely affected. If one or more of our existing OEMs were to decide not to use our processors or processor IP, that decision could harm our brand and impair our ability to maintain or extend our relationships with our other OEMs or establish new OEM relationships. In addition, if concentration in the mobile phone industry or the smartphone market segment increases, we may be unable to diversify our revenue base, which could significantly harm our business, financial condition, operating results and cash flows.

Decreased purchases by large OEM customers, whether for current or future mobile device models in which our products were included or otherwise, changes in their purchasing patterns, modification of terms or a disruption or termination of our relationships with these OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows. For example, we announced in July 2014 that weakness in demand for certain high end smart phones was anticipated to cause a decline significantly in the quarter ended September 30, 2014 and that we would incur a net loss. Decreased purchases by large OEM customers could also cause significant fluctuations in our results of operations because we have significant fixed expenses in the short term and may not be able to reduce expenses in a timely manner to offset such a short-fall. In addition, our sales and development cycle to obtain new design wins and new OEMs is long.

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

We have announced new versions of our processors, such as the MQ100, that are low power and feature the ability to track and process information from motion sensors. In addition, we recently announced the acquisition of Sensor Platforms, which will add more motion sensing software to our technology offering. We have limited experience in designing and selling processors that include motion sensing capabilities and may not be successful in doing so. The market for motion sensing processors is rapidly evolving and we may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. A failure to integrate our audio and video processing with motion sensing software in a timely manner, could adversely affect our business, financial condition or results of operations. If we are unable to realize revenue from the sale of our processors incorporating motion sensing, we may not be able to maintain or increase our revenue.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income from 2010 to 2013, we expect to incur net losses in the three months ending September 30, 2014 and in future periods. As of June 30, 2014, our accumulated deficit was $36.3 million. We anticipate continuing to spend significantly to develop new processors and expand our business, including expenditures for additional personnel in sales and marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability.

Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we have been profitable each year since 2010, we do not expect to be profitable in the three months ended September 30, 2014, and we may not be able to return to profitability in the near term. Failure to return to profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, and you should not rely on our quarterly comparisons as an indicator of future performance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Our sales cycles are long and unpredictable and our sales efforts require substantial time and expense. Our revenue is difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly. We ship a significant portion of our processors in the same quarter in which they are ordered such that small delays in receipt of purchase orders and shipment of products could result in our failure to achieve our internal forecasts or stock market expectations. In any quarter, our revenue may be largely attributable to the timing of our OEMs’ orders. Our OEMs often increase purchases of our processors as part of product launches and the timing of those product launches may cause the timing of our orders with our OEMs to fluctuate. Our revenue depends on the ability of OEMs to sell mobile devices that incorporate our processors. In addition, we expect our gross margins to fluctuate over time depending on the mix of more recently introduced, products and older products that are subject to ASP erosion resulting in declining margins, as well as the mix between sales of processors and license of our processor IP. For these reasons, comparisons of our operating results on a period to period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or the securities analysts that follow us, the price of our common stock may decline.

Other factors that are difficult to predict and that may affect our operating results include:

•	the timing and magnitude of shipments of our processors and the sale of mobile devices that have integrated and enabled our processor IP in each quarter;

•	the extent to which and the timing of when our OEMs launch new mobile devices incorporating our voice and audio processors;

•	deferral of purchases of existing mobile devices in anticipation of new devices from our OEMs;

•	the introduction of new mobile device operating systems or upgrades and their impact on sales of existing mobile devices;

•	the timing of product introductions or upgrades or announcements by us or our competitors;

•	the gain or loss of one or more design wins with one or more significant OEMs;

•	fluctuations in demand and prices for our voice and audio processors;

•	increases in the cost to manufacture, assemble and test our processors;

•	OEMs overbuilding inventories of mobile devices and reducing purchases of our processors as they sell their excess inventory;

•	efforts to reduce the cost and/or the bill of materials of OEMs’ mobile devices and the impact on our pricing;

•	our ability to anticipate changing demands and develop new technologies, products and improvements that meet OEM and MNO requirements on a timely basis;

•	production delays as a result of manufacturing capacity or quality issues;

•	unanticipated sales return reserves or charges for excess or obsolete inventory;

•	changes in industry standards in the mobile device industry;

•	any change in the competitive landscape of our industry, including consolidation or the emergence of new competitors and announcements by us of significant acquisitions;

•	general economic conditions in the markets in which we operate; and

•	other factors outside of our control.

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

We currently face competition from a number of established companies that produce components or software for the mobile device audio subsystem, including companies that produce dedicated voice and audio solutions, such as Maxim, NXP, Qualcomm, Texas Instruments, Wolfson, which recently announced an agreement to be acquired by Cirrus Logic and Yamaha. We also face competition from smaller, privately held companies, such as Fortemedia, and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

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

Many of our well established current and potential competitors have longer operating histories, greater brand awareness, a more diversified OEM base, a longer history of selling voice and audio subsystem components to OEMs and significantly greater financial, technical, sales, marketing and other resources than we have. As a result of their established presence in the industry, some of our competitors have substantial control and influence over future trends in the industry, including acceptance of a particular industry standard or competing technology. Many of our competitors benefit from long-standing relationships selling voice and audio subsystem components to key decision makers at many of our current and prospective OEMs. Our competitors may be able to leverage these existing OEM relationships to persuade our current and potential OEMs to purchase our competitors’ products, regardless of the performance or features of our processors. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, which could allow them to introduce new technologies and products to the market faster than we can. In addition, the lack of widely accepted objective measures and testing standards for sound quality may make it difficult for OEMs and MNOs to assess the benefits of our solutions or differentiate our solutions from those of our competitors. Because many of our competitors have greater resources than we have and are able to offer a more diversified and comprehensive bundle of products and services, these competitors may be able to adopt more aggressive pricing policies than we can, through which they could deliver competitive products or technologies at a lower price than our processors or provide free or promotional offers with the purchase of a package of products. Due to the larger production and sales volumes enjoyed by our larger competitors across multiple product families, our competitors may be able to negotiate price reductions, production dates and other concessions from their suppliers that we cannot. If our competitors are able to undercut our prices and/or improve their product performance, we may be unable to remain competitive in the industry and lose sales or be forced to reduce our selling prices. This could result in reduced gross margins, increased sales and marketing expenses or our failure to increase or maintain market segment share, any of which could seriously harm our business, financial condition, operating results and cash flows.

Our ability to compete effectively depends on a number of factors, including:

•	our ability to attract, retain and support OEMs and to establish and maintain relationships with MNOs;

•	our ability to recruit and retain engineering, sales and marketing personnel;

•	our processors’ scalability, performance, quality, ease of use and cost effectiveness relative to those of our competitors’ products;

•	our success in developing and creating demand for new and proprietary technologies to offer products and features, including but limited to our recently launched feature Always-on VoiceQ;

•	our ability to continue to improve and enhance the features and functions of our current products;

•	our success in identifying new markets, applications and technologies;

•	our products’ interoperability with various data access protocols and other voice and audio subsystem components of mobile devices;

•	our ability to continue to establish greater name recognition and build upon our reputation in the industry;

•	our ability to respond effectively to aggressive business tactics by our competitors, including providing software solutions, selling at lower prices, bundling products, or asserting intellectual property rights, irrespective of the validity of the claims; and

•	our ability to protect our intellectual property.

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

Consistent with trends in the semiconductor industry, we have reduced the price of our products in the past and may do so in the future. Because of the resources available to and the broader product portfolios of many of our large, established competitors, erosion in average selling prices throughout our industry could have a larger impact on our business than on these large competitors. We may also elect to sell lower priced products to address the requirements of mobile devices with lower price points, which could cause our average selling prices, revenue and gross margins to decline. Our average selling prices and gross margins may vary substantially from period to period as a result of the mix of products we sell during any given period and the relative proportion of royalty revenue. As a result, our revenue and gross margin results in any period may fall short of investors’ and securities analysts’ expectations and our stock price may decline. If the capability of noise suppression hardware and/or software solutions offered by our competitors continues to increase, the average selling prices of our noise suppression products may decline. We may not be able to introduce additional, desired functionality into our products in a timely enough manner to prevent the price erosion of our products. If the average selling prices for our existing products decline without offsetting cost reductions and we are unable to introduce and develop significant demand for higher margin processors and audio codecs, we may be unable to maintain our gross margins and our revenue may decline. In addition, new products with additional functionality may have increased costs, but the selling prices for such new products may not offset such cost increases, which could reduce our gross margins.

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

We cannot assure you if or when the products and solutions on which we have focused our research and development expenditures, or have obtained through acquisitions, will become commercially successful or generate a sufficient return. Despite our efforts to develop new and successful voice and audio processor solutions, our competitors, many of whom have greater financial and engineering resources than we do, may be able to introduce new processors and/or software solutions more quickly and at reduced selling prices than we can. If our investments in acquisitions and research and development do not achieve market acceptance or the desired returns in a timely manner, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced. In addition, we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive or succeed in our strategy.

Our sales cycles can be long and unpredictable. Our sales efforts often require substantial time and expenses and are often more than a year in advance of the first commercial sale of the mobile devices including our products.

Our sales efforts involve educating our current and prospective OEMs and MNOs about the use and benefits of our processors as compared to sound quality solutions they currently use or other solutions that are available. OEMs often undertake a significant design, evaluation and test process that can result in a lengthy sales cycle that ranges from 9 to 12 months, but has, in some cases, exceeded 12 months from initial contact to the award of a design win. We spend substantial time and resources on our sales efforts without any assurance that they will result in a design win or that the mobile device will be produced at scale. The award of design wins by our current and prospective OEMs are frequently subject to bill of material constraints, multiple approvals and a variety of administrative, processing and other delays. Purchases of our processors may also occur in connection with a new product launch, which may be delayed or postponed indefinitely. Once we secure a design win, it may be up to 12 months before the OEM begins commercial production of a corresponding mobile device and we begin to generate revenue. The effect of these factors tends to be magnified in the case of substantial mobile device redesigns that are unrelated to our products.

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

The largest component of our cost of revenue is production costs of our processors. We have made, and expect to continue to make, significant efforts to reduce the cost of our processors, including but not limited to wafer costs. Our processors are fabricated by Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) and GLOBALFOUNDRIES Inc. (“GlobalFoundries”), for both of which we are not a large customer. We rely on third parties, such as STATS ChipPAC Ltd. for assembly, packaging and test. The low volume of our orders relative to other customers at these suppliers makes it difficult for us to control the cost of the fabrication of our processors. As compared to our larger competitors, we typically do not purchase a sufficiently high volume of wafers and services to obtain the discounts that our larger competitors may be able to obtain from their foundries and other suppliers. We do not have long-term supply contracts with our suppliers. If we are unable to reduce, or maintain controls over, our cost of manufacturing relative to our selling prices, our business, financial condition, operating results and cash flows could be materially and adversely impacted.

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

If flaws in the design, production or test of our processors were to occur, we could experience a failure rate in our products that could result in substantial yield reductions, increased manufacturing costs and harm to our reputation. We may be required to accept warranty returns from our OEMs due to production defects and may be unable to resell and have to scrap the defective products. Even minor deviations in the manufacturing process can cause substantial manufacturing yield losses or cause halts in production. We have in the past, and may in the future, experience quality problems with the die provided by our foundries and quality problems with packaging and other production activities. Our foundries and other contract manufacturers may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner, which may affect the quality or reliability of our products. Although we have procedures in place to monitor the quality of our foundries’ and other contract manufacturers’ processes, we cannot assure you that our efforts will be sufficient to avoid a rate of failure in our processors that results in substantial delays in shipment or significant repair or replacement costs, any of which could result in lost sales, harm to our reputation and an increase in our operating costs.

Any errors or defects discovered in our products after commercial release could result in a loss of OEM business, a termination of design wins or increased warranty costs, any of which may adversely affect our business, financial condition, operating results and cash flows. We may also face claims for product liability and breach of warranty, including claims relating to the manner in which our products interact with other components of mobile devices produced by our OEMs. We may also be required to indemnify our OEMs for losses allegedly caused by our voice and audio solutions that are incorporated into their mobile devices. Any warranty or other rights we may have against our suppliers for yield or other quality issues caused by them may be more limited than those our OEMs have against us, based on our relative size, bargaining power or otherwise. We cannot assure you that our warranty reserves will be sufficient or either increase or decrease in future periods. Defending a lawsuit, regardless of its merit, could be costly and might divert management’s attention and adversely affect the market’s perception of us and our solutions. In addition, if the amount and scope of our business liability insurance coverage proves inadequate for a claim, or future coverage is unavailable on acceptable terms or at all, our business, financial condition, operating results and cash flows could be harmed. Past quality problems could also impair our ability to achieve new design wins with an OEM.

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

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. In addition, we recently acquired Sensor Platforms, which will add motion sensing software to our technology offering. We have also expanded our international operations and as of June 30, 2014 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our business.

We recently acquired Sensor Platforms, and in the future, we may acquire other businesses, products or technologies. Our ability to make and successfully integrate acquisitions is unproven and we may not realize the anticipated benefits of our recent acquisition or any other future acquisition. Any acquisition, including our acquisition of Sensor Platforms, has numerous risks. Such acquisitions may not strengthen our competitive position or achieve the financial and strategic goals for the acquired and combined businesses in a timely manner, or at all, and these acquisitions may be viewed negatively by OEMs, financial markets or investors. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses. We may also experience difficulty in retaining and motivating key personnel, as well as key customers, vendors and other business partners from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities and employees from other opportunities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. Acquisitions may also reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business. Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, results of operations and cash flows.

The political and economic conditions of the countries in which we conduct business and other factors related to our international operations could adversely affect our business, financial condition, operating results and cash flows.

We have generated substantially all of our revenue from sales to CMs and OEMs that manufacture in Asia and we expect sales to such CMs and OEMs to contribute a majority of our revenue in the foreseeable future. We have sales and technical support personnel in countries other than the United States and we outsource all manufacturing, assembly, packaging and test of our processors to third parties in Asia, as well as a portion of product development to third parties outside the US. During 2012, we opened our own design center in India and sales and sales support operations in China. During 2013, we continued to expand our operations in these locations. Our international operations subject us to a variety of risks, including:

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of June 30, 2014, we held 48 issued U.S. patents expiring between July 2019 and March 2033 and also had 110 U.S. patent applications pending. As of June 30, 2014, we also had 47 pending foreign patent applications and eight foreign patents issued. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading market for our common stock will depend in part on any research and reports that securities or industry analysts publish about us or our business. A small number of securities analysts’ commenced coverage of us after the closing of our IPO. If one or more securities or industry analysts downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. For example, following our announcement in July 2014 that we believed demand from Samsung would decline as a result of end user demand for high end smart phones, securities analysts downgraded our stock and the trading price of our common stock declined significantly. If one or more of these analysts stops coverage of us or fails to publish reports on us regularly, demand for our stock could decrease which could cause our stock price and trading volume to decline.

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

We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each year beginning with the year ended December 31, 2013. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, once we are no longer an emerging growth company as defined in the JOBS Act, an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report that we filed with the SEC for the year ended December 31, 2013. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We are currently in the process of performing our Section 404 procedures for fiscal year 2014. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we would lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Our independent auditors will not be required to attest to their effectiveness while we are an emerging growth company under the JOBS Act. If our management and our independent auditors determine we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in us. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The Dodd-Frank Act imposes new disclosure requirements regarding the use of certain minerals and metals, known as “conflict minerals,” mined from the Democratic Republic of the Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements require us to engage in due diligence efforts beginning in 2013 to ascertain and disclose the origin of some of the raw materials used in our products. Despite litigation resulting in the limitation of certain requirements, initial disclosures were required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year. We incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of materials used in our products and other potential changes to our products, processes or sources of supply as a consequence of such due diligence. The implementation of these requirements and our compliance procedures could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that the foundries that manufacture our products will be able to obtain sufficient quantities of materials from such suppliers or at competitive prices. Also, our reputation with our customers and our stockholders could be damaged if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for the materials used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the Democratic Republic of the Congo or adjoining countries, certain of our customers may discontinue or reduce purchases of our products, which could materially and adversely affect our financial condition, results of operations and cash flows.

Insiders have substantial control over us, which could limit your ability to influence corporate matters.

As of June 30, 2014, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to exercise significant influence over the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 6. Exhibits

Exhibit		Incorporated by reference herein
number	Description	Form	Date

2.1+	Agreement and Plan of Merger by and among Audience, Inc., Alameda Acquisition Corp., Sensor Platforms, Inc. and the stockholders’ agent listed therein.	Current Report on Form 8-K	July 17, 2014

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

99.1	Sensor Platforms 2004 Stock Plan, as amended, and form of agreements used thereunder.	Registration Statement on Form S-8	July 30, 2014

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Schedules and Exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Audience hereby undertakes to furnish supplementally copies of any of the omitted Schedules and Exhibits upon request by the staff of the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: August 7, 2014	By:	/s/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: August 7, 2014	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit		Incorporated by reference herein
number	Description	Form	Date

2.1+	Agreement and Plan of Merger by and among Audience, Inc., Alameda Acquisition Corp., Sensor Platforms, Inc. and the stockholders’ agent listed therein.	Current Report on Form 8-K	July 17, 2014

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

99.1	Sensor Platforms 2004 Stock Plan, as amended, and form of agreements used thereunder.	Registration Statement on Form S-8	July 30, 2014

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Schedules and Exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Audience hereby undertakes to furnish supplementally copies of any of the omitted Schedules and Exhibits upon request by the staff of the Securities and Exchange Commission.