Form 10-Q
period 2014-09-30
AUDIENCE INC
filed 2014-11-07
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at October 31, 2014 was: 22,976,670.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

AUDIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2014	December 31, 2013 (1)
Assets
Current assets:
Cash and cash equivalents	$46,780	$124,691
Short-term investments	9,000	14,855
Restricted cash	4,225	170
Accounts receivable	8,113	5,670
Inventories	32,949	13,422
Prepaid expenses and other current assets	5,386	4,676

Total current assets	106,453	163,484
Property and equipment, net	12,627	13,533
Intangible assets, net	17,986	—
Goodwill	20,734	—
Other noncurrent assets	2,323	2,402

Total assets	$160,123	$179,419

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,013	$6,304
Accrued and other current liabilities	13,429	10,673
Deferred credits and income	608	265

Total current liabilities	17,050	17,242
Income taxes payable—noncurrent	956	935
Other liabilities—noncurrent	2,502	1,861

Total liabilities	20,508	20,038

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	23	22
Additional paid-in capital	192,166	183,840
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(52,574)	(24,480)

Total stockholders’ equity	139,615	159,381

Total liabilities and stockholders’ equity	$160,123	$179,419

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Hardware	$20,015	$32,445	$89,086	$118,901
Licensing	2,636	2,007	7,046	8,089

Total revenue	22,651	34,452	96,132	126,990
Cost of revenue	12,063	15,179	46,443	55,461

Gross profit	10,588	19,273	49,689	71,529
Operating expenses:
Research and development	13,594	11,499	39,145	31,298
Selling, general and administrative	11,996	9,929	36,572	31,067

Total operating expenses	25,590	21,428	75,717	62,365

Income (loss) from operations	(15,002)	(2,155)	(26,028)	9,164
Interest income, net	5	37	33	128
Other expense, net	(80)	(50)	(146)	(209)

Income (loss) before income taxes	(15,077)	(2,168)	(26,141)	9,083
Income tax provision	1,231	153	1,953	4,092

Net income (loss)	$(16,308)	(2,321)	$(28,094)	4,991

Net income (loss) per share:
Basic	$(0.71)	$(0.11)	$(1.25)	$0.23

Diluted	$(0.71)	$(0.11)	$(1.25)	$0.22

Weighted average shares used in computing net income (loss) per share:
Basic	22,810	21,636	22,518	21,281

Diluted	22,810	21,636	22,518	23,121

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(16,308)	$(2,321)	$(28,094)	$4,991
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	4	1	—

Net comprehensive income (loss)	$(16,308)	$(2,317)	$(28,093)	$4,991

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(28,094)	$4,991
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,307	2,170
Write-down of inventory to net realizable value	934	372
Provision for doubtful accounts	104	—
Stock-based compensation	5,556	4,195
Excess tax benefit from stock plans	—	(796)
Loss on disposal of property and equipment	10	7
Amortization/accretion of marketable securities	—	60
Non-cash rent expense	—	663
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,394)	3,823
Inventories	(20,461)	(4,642)
Prepaid expenses and other assets	(628)	(983)
Accounts payable	(3,080)	(7,524)
Accrued and other liabilities	152	3,114
Deferred credits and income	232	58

Net cash provided by (used in) operating activities	(42,362)	5,508

Cash flows from investing activities
Acquisition of business, net of cash acquired	(35,446)	—
Payment to escrow agent in connection with acquisition	(4,200)	—
Purchases of property and equipment	(4,857)	(5,393)
Purchases of marketable securities	(20,994)	(21,896)
Proceeds from sales and maturities of marketable securities	26,850	18,000
Change in restricted cash	170	—

Net cash used in investing activities	(38,477)	(9,289)

Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	3,399	3,663
Tax payments related to RSUs	(471)	(104)
Excess tax benefit from stock plans	—	796

Net cash provided by financing activities	2,928	4,355

Net increase (decrease) in cash and cash equivalents	(77,911)	574
Cash and cash equivalents
Beginning of period	124,691	109,606

End of period	$46,780	$110,180

Supplemental disclosures:
Non-cash financing obligation for property, plant and equipment	$—	$13,067
Non-cash for property, plant and equipment	132	$482

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

On July 11, 2014, the Company and its wholly owned subsidiary, Alameda Acquisition Corp., a Delaware corporation, acquired Sensor Platforms, Inc., a Delaware corporation (“Sensor Platforms”) for approximately $41 million. Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. See Note 11 for additional details of this acquisition.

2. Summary of significant accounting policies

Financial Statement Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the Company’s financial statements for interim periods in conformity with U.S. generally accepted accounting principles (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies described in the “Notes to consolidated financial statements” in its Form 10-K have not changed in the nine months ended September 30, 2014. In the three months ended September 30, 2014, the Company adopted a new accounting policy relating to goodwill resulting from the aforementioned acquisition of Sensor Platforms on July 11, 2014. The December 31, 2013 condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other expenses, net in the condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the inventory write-downs, the valuation of intangible assets, useful lives of long-lived assets, the valuation of deferred tax assets and uncertain tax positions, warranty accruals, and the measurement of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for using the acquisition method. Goodwill acquired in a business combination is not amortized.

Impairment of goodwill is tested at the reporting unit level annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to, significant decrease in the Company’s stock price, material customer losses, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel. The impairment test is conducted by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists and a second step is performed to measure the amount of impairment loss, if any. In the application of the impairment testing, the Company is required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables.

Concentration of Risk

As of September 30, 2014, two customers accounted for 82% and 11% of total accounts receivable. As of December 31, 2013, three customers accounted for 45%, 36% and 15% of total accounts receivable.

Revenue from Samsung Electronics Co., Ltd. (“Samsung”) and Apple, Inc. (“Apple”) accounted for 78% and 12%, respectively, of total revenue for the three months ended September 30, 2014; and Samsung and Comtech International Ltd. (“Comtech”), a distributor who sells the Company’s products to end customers, accounted for 74% and 13%, respectively, of total revenue for the nine months ended September 30, 2014. Revenue from Samsung and Apple, accounted for 62% and 20%, respectively, of total revenue for the three months ended September 30, 2013; and 64% and 23%, respectively, of total revenue for the nine months ended September 30, 2013. In 2012, the Company began to recognize license revenue on royalty payments from Apple. The license revenue accounted for 11% and 7% of total revenue for the three and nine months ended September 30, 2014, respectively; and 6% of total revenue for both the three and nine months ended September 30, 2013, respectively.

Revenue recognition

The Company derives revenue from the direct sale of voice and audio processors to CMs and OEMs and indirect sales of voice and audio processors to OEMs through distributors. The Company recognizes revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. The transfer of risk and reward of ownership to the customers is generally complete at the time of shipment as per the Company’s shipping terms.

Although the Company does not recognize revenue from sales to its distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per the Company’s shipping terms, and the distributor is obligated to pay for the products at that time. The Company does not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, the Company has occasionally accepted returns from certain distributors. As a result, the Company defers revenue recognition, adjustments to revenue and the related costs of revenue until such distributor notifies the Company in writing of its resale of the products to the end customers. The amounts billed to distributors, adjustments to revenue and the cost of inventory shipped to, but not yet sold by the distributors, are included on the condensed consolidated balance sheets under “Deferred credits and income.” The Company takes into account the inventories held by its distributors in determining the appropriate level of provision for excess and obsolete inventory.

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

Net Income (Loss) Per Share

The Company calculated basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents. Common stock share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because the Company is an emerging growth company under the JOBS Act and has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. The Company is currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers. The objective of the new guidance is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The newly converged standard contains principles that will be applied to determine how revenue should be measured and the timing of when it should be recognized. The guidance is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

3. Consolidated balance sheet components

Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Work in process	$20,773	$4,115
Finished goods	12,176	9,307

Total inventory	$32,949	$13,422

Property and equipment, net

Property and equipment, net, consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Computers and equipment	$4,500	$3,617
Machinery and equipment	6,273	4,774
Software	4,039	3,835
Furniture and fixtures	4,833	4,738
Leasehold improvements	3,256	3,619

Gross property and equipment	22,901	20,583
Accumulated depreciation	(10,274)	(7,050)

Property and equipment, net	$12,627	$13,533

Depreciation expense for the three and nine months ended September 30, 2014 was $1.4 million and $4.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $0.8 million and $2.2 million, respectively.

Intangible assets, net

In connection with the Company’s merger with Sensor Platforms in July 2014, the Company acquired intangible assets related to developed technology and customer relationships valued at $18.0 million and $1.0 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of five years and one year, respectively. Amortization expense included in total cost of revenue for the three and nine months ended September 30, 2014, and accumulated amortization as of September 30, 2014, relating to developed technology was each approximately $0.8 million. Amortization expense included in total selling, general and administrative expenses for the three and nine months ended September 30, 2014, and accumulated amortization as of September 30, 2014, relating to customer relationships was each approximately $0.2 million. As of September 30, 2014, developed technology and customer relations had a net book value of $17.2 million and $0.8 million, respectively.

Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Compensation	$6,040	$5,221
Professional fees	873	811
Income taxes payable	382	648
Liability related to facility build-out	—	1,539
Escrow payable	4,200	—
Other	1,934	2,454

Accrued and other current liabilities	$13,429	$10,673

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

The amortized cost and fair value of available-for-sale securities were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$33,716	$—	$—	$33,716
U.S. government bonds and notes	9,000	1	(1)	9,000

Total available-for-sale securities	$42,716	$1	$(1)	$42,716

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$90,230	$—	$—	$90,230
U.S. government bonds and notes	14,856	—	(1)	14,855

Total available-for-sale securities	$105,086	$—	$(1)	$105,085

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheets and classified as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Cash equivalents	$33,716	$90,230
Short-term investments	9,000	14,855

Total cash equivalents and marketable securities	$42,716	$105,085

The Company invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market. As of September 30, 2014 and December 31, 2013, the unrealized gains or losses associated with the Company’s investments were insignificant. No gains or losses were realized from sale of securities in the periods presented.

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

As there were no financial liabilities that were required to be measured at fair value, the following tables summarize the Company’s financial assets measured at fair value on a recurring basis within the fair value hierarchy:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$33,716	$33,716	$—	$—
Short-term investments:
U.S. government bonds and notes	9,000	9,000	—	—

Total available-for-sale marketable securities	$42,716	$42,716	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$90,230	$90,230	$—	$—
Short-term investments:
U.S. government bonds and notes	14,855	14,855	—	—

Total available-for-sale marketable securities	$105,085	$105,085	$—	$—

5. Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(16,308)	$(2,321)	$(28,094)	$4,991

Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	22,810	21,636	22,518	21,281
Weighted average effect of potentially dilutive securities:
Stock options	—	—	—	1,816
Restricted stock units	—	—	—	1
Employee stock purchase plan	—	—	—	23

Diluted	22,810	21,636	22,518	23,121

Net income (loss) per share:
Basic	$(0.71)	$(0.11)	$(1.25)	$0.23

Diluted	$(0.71)	$(0.11)	$(1.25)	$0.22

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	4,301	4,898	4,429	1,954
Restricted stock units	1,021	311	823	243
Employee stock purchase plan	932	—	848	—

Total	6,254	5,209	6,100	2,197

6. Commitments and contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 2023. Rent expense for the three and nine months ended September 30, 2014 was $1.4 million and $4.0 million, respectively. Rent expense for the three and nine months ended September 30, 2013 was $1.0 million and $2.8 million, respectively.

On June 5, 2012, the Company entered into a lease agreement for its corporate headquarters, which consists of 87,565 square feet of office space in Mountain View, California. The lease for this facility commenced on October 1, 2013. The contractual annual base payment is $3.7 million subject to a full abatement of payment for the first month of the lease term. The annual base payment increases 3% each year. The lease term is for ten years with an option to extend for an additional five years. As of December 31, 2013, the Company had completed the build-out of its corporate headquarters and had taken occupancy of the facility. The lease for the Company’s corporate headquarters qualifies as a sale-leaseback and is treated as an operating lease for accounting purposes.

Purchase commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. Audience may generally cancel these purchase commitments at any time; however, the Company is required to pay all costs incurred through the cancellation date. Audience rarely cancels these agreements once production has started. The Company had $25.8 million in open purchase commitments with its third-party foundries and other suppliers at September 30, 2014.

Noncurrent Gross Unrecognized Tax Benefits

As of September 30, 2014, the Company had $1.0 million of non-current gross unrecognized tax benefits that are reflected in noncurrent taxes payable in the condensed consolidated balance sheets. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the Company is not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. The Company believes that the allegations in the complaint are without merit and intends to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses the Company may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (“Enterprise”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999. Enterprise alleged that certain of the Company’s products infringe U.S. Patent No. 6,785,381 (the “’381 patent”) relating to a telephone with a hands-free mode of operation, and further alleged that the Company has contributed to and/or induced infringement of the ‘381 patent by other companies, including Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., and Apple, Inc. Enterprise sought, among other things, damages for past and future infringement, prejudgment interest, costs and disbursements, and reasonable attorney’s fees. The complaint did not specify money or other damages. On September 11, 2014, before formally serving the Company with the complaint, Enterprise filed a notice of voluntary dismissal of the action.

Indemnities, Commitments and Guarantees

During the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable and estimable.

7. Stock-based Compensation

The following is a summary of option activity under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) for the nine months ended September 30, 2014:

	Outstanding Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2013	4,398,918	$8.12
Options granted	658,734	10.28
Options exercised	(536,274)	2.97
Options cancelled	(450,189)	12.42

Balance at September 30, 2014	4,071,189	$8.67

The following is a summary of restricted stock units (“RSU”) activity for the nine months ended September 30, 2014:

	RSUs Outstanding
	Number of shares	Weighted average grant price
Balance at December 31, 2013	354,055	$13.84
RSUs granted	977,178	11.37
RSUs released	(134,095)	13.26
RSUs cancelled/forfeited	(236,060)	12.14

Balance at September 30, 2014	961,078	$11.83

Share-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$99	$82	$246	$226
Research and development	885	594	2,395	1,571
Selling, general and administrative	1,072	876	2,915	2,398

Stock-based compensation expense	$2,056	$1,552	$5,556	$4,195

At September 30, 2014, the Company had $6.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that it expects to recognize over a weighted average period of 3.1 years.

At September 30, 2014, total unrecognized estimated compensation expense, net of estimated forfeitures, related to unvested RSUs granted was $10.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.

8. Capital stock

Common stock

As of September 30, 2014 and December 31, 2013, the Company had reserved shares of its common stock for future issuance as follows:

	September 30, 2014	December 31, 2013
Shares reserved for stock options and RSUs	5,748,517	5,192,107
Shares reserved for employee stock purchase plan	166,839	156,136

9. Income taxes

Effective January 1, 2012, the Company implemented an international structure. The Company’s effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the U.S. federal statutory income tax rate primarily due to the valuation allowance on U.S. deferred tax assets and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

The Company’s effective income tax rate was (8.2)% and (7.5)% for the three and nine months ended September 30, 2014, respectively, and (7.1)% and 45.1% for the three and nine months ended September 30, 2013, respectively. The Company’s provision (benefit) for income taxes was $1.2 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $4.1 million for the three and nine months ended September, 2013, respectively. The increase in tax expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to an increase to full valuation allowance on U.S. deferred tax assets. The overall decrease in the provision for income taxes for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to a decrease in pretax income and a change in the jurisdictional mix of where the income is earned, which is offset by the change in U.S. valuation allowance. The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. The Company’s intent is to indefinitely reinvest its non-U.S. funds in its foreign operations, and its current plans do not demonstrate a need to repatriate them to fund its U.S. operations.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs both positive and negative evidence in determining the need for a valuation allowance, such as historical income (losses), recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources and other risks inherent in the semiconductor industry. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more–likely-than-not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company weighs both positive and negative evidence, from a quantitative and qualitative perspective, with more weight given to evidence that can be objectively verified. Under this standard, the Company’s downward trend of U.S. pretax income and year to date U.S. pretax loss was considered significant and objectively verifiable negative evidence. In addition, the Company is subject to business uncertainties that make it difficult to forecast demand and production levels due to a lack of long term purchase commitments. Therefore, the Company is unable to reliably forecast taxable income in order to realize its U.S. deferred tax assets. The Company also considers its income in the current year together with its income in the prior 2 years in order to determine if it is more likely than not that the Company will be able to realize its deferred tax assets. The Company has cumulative income for this 3 year period; however, the cumulative income was primarily driven by revenue from Apple in 2012, which has declined dramatically in recent years as the older generation of this OEM’s mobile phones phase out. Despite three years of cumulative income, given the downward trend of earnings and significant increase in U.S. pretax loss in the current quarter, the Company concluded that a valuation allowance should be established on all U.S. deferred tax assets as of September 30, 2014. During the three month period ended September 30, 2014, the Company recorded a $2.0 million valuation allowance against its U.S. deferred tax assets as it determined, within the period, it would not meet the more likely than not threshold. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision in the period such determination is made.

As of September 30, 2014, the Company had gross unrecognized tax benefits totaling $6.5 million. Approximately $5.6 million of the Company’s net unrecognized tax benefits, not including interest, if recognized, would affect its effective tax rate. One or more of these net unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2014, the Company accrued an immaterial amount of interest expense related to its prior year income tax matters. The Company believes that it is reasonably possible that its unrecognized tax benefits could materially change during the next 12 months. However, the timing of the resolution of any audits is highly uncertain.

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

On September 30, 2013, the Company amended its revolving line of credit agreement with SVB, primarily to extend the maturity date of the agreement to March 31, 2014. Then on March 31, 2014, the Company went through another amendment of the line of credit agreement to extend the maturity date to December 31, 2014. Additionally, SVB agreed to waive certain events of default related to a potential stock repurchase plan under consideration by the Company provided that the Company does not make any repurchase under such a stock repurchase plan at any time while an event of default is continuing or would exist after giving effect to such repurchase.

As of September 30, 2014, the Company was in compliance with all covenants, and there were no amounts outstanding under the revolving line of credit agreement.

11. Acquisition of Sensor Platforms

On July 11, 2014, the Company completed the merger contemplated by the Agreement and Plan of Merger (the “Agreement”) by and among the Company, Alameda Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Sensor Platforms, and the stockholders’ agent listed therein (the“Merger”). Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. The Company believes the combination of Sensor Platforms’ technology with its industry leading advanced voice and multisensory processing places the combined company in a unique position to deliver compelling solutions based on the fusion of voice and motion. The Company has included the financial results of Sensor Platfoms in its consolidated financial statements from the date of acquisition.

The Company incurred $0.5 million in transaction costs. These expenses were included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

The Merger has been accounted for using the acquisition method of accounting. Pursuant to the acquisition method of accounting, the purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. The Company’s management has determined the fair value of the intangible and tangible assets acquired and liabilities assumed as of the closing date of the Merger. The difference between the fair value of the consideration issued and the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

The fair value of consideration transferred to acquire Sensor Platforms was approximately $41 million and consisted of the following, in thousands:

Cash consideration paid to acquire Sensor Platforms	$40,486
Fair value of employee stock options assumed	209

Total acquisition consideration	$40,695

The Company deposited $4.2 million of the cash consideration into an escrow account. This amount is reflected in the restricted cash and accrued and other current liabilities line items in the condensed consolidated balance sheet. The escrow period is one year from the date of acquisition.

Sensor Platforms’ employee stock options and RSUs assumed

In connection with the Merger, the Company assumed both vested and unvested, in-the-money stock options and unvested RSUs originally granted by Sensor Platforms and exchanged them for stock options and RSUs for the Company’s common stock. The Company included $208,691, representing the portion of the fair value of the assumed Sensor Platforms vested stock options associated with service rendered prior to the acquisition date, as a component of the total acquisition consideration.

Purchase price allocation

The following table summarizes the estimated fair value of tangible and intangible assets acquired and liabilities assumed as of the date of Merger, in thousands:

Purchase price allocated to:
Cash and cash equivalents	$841
Accounts receivable	152
Prepaid expenses and other current assets	289
Property and equipment	42
Acquired intangibles	19,000
Goodwill	20,734
Other assets	41
Accounts payable	(24)
Accrued expenses	(181)
Deferred revenue	(110)
Deferred tax liability	(89)

Total acquisition consideration	$40,695

The total estimated fair value of $19 million for intangible assets acquired were related to developed technology of $18 million and customer relationships of $1 million. The estimated fair values of the developed technology and customer relationship intangible assets were determined using the income approach (through the with and without method) and cost approach (through the replacement cost method), respectively.

The goodwill resulting from the acquisition is not deductible for tax purposes.

Unaudited pro forma financial information

The unaudited pro forma financial information for the three and nine months ended September 30, 2014 and 2013 presented below includes the effects of pro forma adjustments as if Sensor Platforms was acquired on January 1, 2013. The non-recurring pro forma adjustments are primarily related to fair value adjustments to intangible assets, transactions costs and assumed equity awards. The pro forma financial information does not include any anticipated synergies or other expected benefits of the acquisition. The table below is for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of January 1, 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Pro forma revenues	$22,651	$34,577	$96,452	$127,736

Pro forma net income (loss)	$(16,385)	$(4,480)	$(31,247)	$2,287

Pro forma net income (loss) per share – diluted	$(0.72)	$(0.21)	$(1.39)	$0.10

12. Restructuring

Due to the continuing softness with certain high-end smart phones, the Company encountered a significant downturn in demand from one of its major customers in the third quarter of 2014, which caused a disproportionate impact on the Company’s operating results and financial outlook in the short-term, In an effort to align overall spending with revenue, the Company announced and implemented a restructuring plan for a workforce reduction through involuntary terminations.

The total restructuring charges for both the three and nine-month periods ended September 30, 2014 were approximately $1.3 million, of which $1.0 million was paid as of September 30, 2014. Restructuring charges of $0.7 million and $0.6 million were recorded in research and development and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations.

The cost savings resulting from the restructuring are generally expected to be offset by increases in other expenses.

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

Apple, one of the Company’s OEMs, transitioned the majority of its business with the Company from the purchase of the Company’s processors to licensing of the Company’s processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize licensing revenue on royalty payments in 2012. The licensing revenue accounted for 11% and 7% of total revenue for the three and nine months ended September 30, 2014, respectively; and 6% of total revenue for both the three and nine months ended September 30, 2013.

Revenues by geographic regions are based upon the customers’ or their CM’s ship-to address or our customers’ headquarters location. The following table sets forth reportable revenues by geographic regions:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Korea	$17,617	$21,630	$71,518	$81,511
China	1,918	10,673	16,933	36,484
United States	2,889	2,007	7,299	8,702
Other	227	142	382	293

Total	$22,651	$34,452	$96,132	$126,990

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

We recorded total revenue of $22.7 million and $96.1 million for the three and nine months ended September 30, 2014, respectively; and $34.5 million and $127.0 million for the three and nine months ended September 30, 2013, respectively. We recorded net losses of $16.3 million and $28.1 million for the three and nine months ended September 30, 2014, respectively; and a net loss of $2.3 million and net income of $5.0 million for the three and nine months ended September 30, 2013, respectively.

We work with original equipment manufacturers (“OEMs”) to have our voice and audio processors designed into their products, which we refer to as design wins. We generally sell our voice and audio processors directly to OEMs and their contract manufacturers (“CMs”) on a purchase order basis. We also sell a small portion of our products indirectly to OEMs through distributors. For a single OEM, we also license semiconductor intellectual property (“processor IP”), which that OEM has integrated into certain of its mobile phones, and we began to recognize royalty revenue for the use of our processor IP from this OEM in 2012. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products up to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

On July 11, 2014, the Company completed the merger contemplated by the Agreement and Plan of Merger (the “Agreement”) by and among the Company, Alameda Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Sensor Platforms, Inc., a Delaware corporation (“Sensor Platforms”), and the stockholders’ agent listed therein whereby Merger Sub merged with and into Sensor Platforms, the separate corporate existence of Merger Sub ceased and Sensor Platforms continued as the surviving corporation as a wholly-owned subsidiary of the Company (the“Merger”). Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. The Company believes the combination of Sensor Platforms’ technology with its industry leading Advanced Voice and Multisensory Processing places the combined company in a unique position to deliver compelling solutions based on the fusion of voice and motion. We anticipate that the acquisition will increase our costs in the short-term and will not be accretive until 2015 at the earliest.

In response to the near-term expected softness with certain high-end smart phones, we expect to reduce our expenses for the remainder of 2014. However, we do not expect that these actions will have a substantial impact on our operating results in the short-term and we intend to continue to invest in projects to support future revenue growth and revenue diversification.

We anticipate that our operating results will continue to fluctuate and be subject to consumer demand for high-end smart phones and anticipate that reductions in demand by our large OEM customers will continue to have a disproportionate impact on our results.

Business factors affecting our performance

Competition in market for voice and audio improvement. The market for our products is evolving rapidly and is technologically challenging. Our success will depend, in part, on growth of this market, our ability to adapt to demands from users, OEMs and mobile network operators (“MNOs”), and our ability to remain competitive in the industry. OEMs and MNOS may decide that the costs of improving sound quality outweigh the benefits, which could limit demand for our solutions. User demand for new levels of voice and audio quality will depend on our ability to provide solutions that continue to improve the user experience and our ability to convey the impact of our solutions.

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

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Revenue from Samsung Electronics Co., Ltd. (“Samsung”) and Apple, Inc.,(“Apple”) accounted for 78% and 12%, respectively, of total revenue for the three months ended September 30, 2014. Revenue from Samsung and Comtech International, Ltd. (“Comtech”), a distributor who sells our products to end customers accounted for 74% and 13%, respectively, of total revenue for the nine months ended September 30, 2014. Revenue from Samsung and Apple, accounted for 62% and 20%, respectively, of total revenue for the three months ended September 30, 2013; and 64% and 23%, respectively, of total revenue for the nine months ended September 30, 2013. With respect to its 2011 model of its mobile phone, we began to recognize licensing revenue in 2012 as Apple transitioned from the purchase of our processors to the licensing of our processor IP for a royalty. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2014 and 2013.

Fluctuations in the demand for the products of our OEMs have a significant impact on our business as our OEMs reduce their purchase orders with us in response to such demands and competitive pressures. For example, we announced in July 2014 and October 2014 that weakness in demand for high-end smart phones was anticipated to cause a decline in the volume of processors purchased from us by Samsung, and that such weakness in demand was expected to continue. We also recently announced that as a result of reduced purchase orders from our OEMs due to various market and competitive pressures, we expected that our revenue would decline significantly for the remainder of 2014 and that we would continue to incur net losses. We anticipate that fluctuations in demand for high-end smart phones and concentration of revenue in one or more OEMs will continue in the short-term and that we may not be able to foresee slowing demand early enough to take action to control our expenses. As a majority of our expenses, other than the cost of manufacturing our processors, are staff-related, a reduction in those expenses may be delayed in having an effect on our operating results. For example, in August 2014, we announced and implemented a restructuring plan for a workforce reduction through involuntary terminations. We may also impair our ability to grow our revenue in the future if our expense cuts cause us to forego development of future programs.

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

General economic conditions and geographic concentration. A global economic slowdown or financial crisis, similar to the one that occurred beginning in late 2008, would likely have a significant impact on the mobile device industry and our financial results. As the economy slows, consumer confidence may decline and, because our products serve the mobile device market, any decline in purchases by consumers of new mobile devices would adversely affect our revenue. Moreover, because our sales have been concentrated in a few select markets, including Korea, China and the United States (“US”), our financial results will be impacted by general economic and political conditions in these markets.

Our arrangement with one of our OEMs

We previously sold our products to Apple and also license our processor IP to this OEM. We have also sold our processors to its CMs (Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”), and Protek (Shanghai) Limited and its affiliates (collectively “Protek”)) for an older generation of this OEM’s mobile phones. Apple accounted for 12% and 7%, respectively, of our total revenue for the three and nine months ended September 30, 2014, compared to 20% and 23%, respectively, of our total revenue for the three and nine months ended September 30, 2013. On August 6, 2008, we entered into an agreement with Apple pursuant to which we develop, supply and support our custom voice and audio processors for use in certain mobile devices which this OEM purchases from its CMs, Foxconn and Protek. To date, Apple, Foxconn and Protek have purchased a custom version of our voice processor that Foxconn and Protek have incorporated into the 2010 model of the mobile phones for this OEM and this OEM licensed our processor IP for the 2011 model of its mobile phones. Pursuant to our agreement, this OEM pays us a royalty, on a quarterly basis, for the use of our processor IP in mobile phones in which it is integrated. In the first quarter of 2012, we began to recognize licensing revenue on royalty payments for the use of our processor IP in this OEM’s 2011 model of its mobile phones. However, we expect this licensing revenue from royalty payments to substantially decline as this OEM phases out older generations of mobile phones in which our processor IP had been included.

We granted a similar license to this OEM for the 2012 model of its mobile phones, however, this OEM is not obligated to incorporate our processor IP into any of its current or future mobile devices. Based on this OEM’s royalty reports sent to us since November 2012, our processor IP has been included but not enabled in this OEM’s 2012 model of its mobile phones. Our licensing revenue from royalty payments declined substantially in the fourth quarter of 2012, and it continued to decline through the first quarter of 2014. In the second quarter of 2014, licensing revenue increased as a result of slightly higher shipments of this OEM’s 2011 model of its mobile phones. Licensing revenues in the third quarter of 2014 approximated those in the second quarter of 2014.

The older generation of this OEM’s mobile phones has now been phased out and as a result, we do not expect to receive material revenue from the sale of our processors for this older generation of the OEM’s mobile phones. Our royalty payments from this OEM lag the sales of its mobile phones that integrate and enable our processor IP by one quarter. We have limited rights to audit the shipment data we receive, which limits our ability to verify calculated royalty payments owed to us or seek redress for reports we believe are not accurate, and we have limited experience in testing and evaluating the accuracy of such data from this OEM.

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

Cost of revenue and gross margin

The largest components of our cost of revenue are costs of materials and outsourced manufacturing costs for the fabrication, assembly, packaging and test of our voice and audio processors. To a lesser extent, cost of revenue also includes expenses relating to cost of personnel, share-based compensation, logistics and quality assurance, royalty expense, shipping, an allocation of overhead and provisions for excess and obsolete inventories, if any. Additionally, cost of revenue also includes the amortization of the developed technology intangible asset that we recorded as part of the purchase price accounting associated with the acquisition of Sensor Platforms in July 2014 (see Note 3 to Condensed Consolidated Financial Statements). We intend to continue to manage our cost of revenue through both cost improvements and economies of scale.

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

Research and development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include nonrecurring engineering expenses, product prototypes, external test and characterization expenses, depreciation, amortization of design tool software licenses and allocated overhead expenses. We also outsource portions of our research and development activities. We record all research and development expenses as incurred, except for capital equipment and internally developed software, which we depreciate and amortize over their estimated useful lives. We have engineering development teams in the United States and India. In 2012, we opened our own design center in India to reduce the extent to which we rely on outsourced research and development teams.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of personnel-related costs for our sales, business development, marketing, applications engineering, executive, finance and human resources activities. Additionally, selling, general and administrative expenses include promotional and other marketing expenses, third-party sales representative commissions, travel, professional fees, depreciation, allocated overhead expenses, and the amortization of the customer relationship intangible asset recorded as part of the purchase price accounting associated with the acquisition of Sensor Platforms in July 2014. Professional fees principally consist of legal, audit, tax and accounting consultation services.

Other expense, net

Although a majority of our sales are outside of the United States, we incur a substantial majority of our expenses and receive all of our revenue in US dollars. As a result, our foreign currency related expense and income has not been material to date.

Income tax provision

Effective January 1, 2012, we implemented an international structure. Our effective tax rate in the periods presented on or after January 1, 2012 is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated also differs from the US federal statutory income tax rate primarily due to the valuation allowance on US deferred tax assets and different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

Our effective tax rate may be affected by such factors as future changes in the realizability of our US deferred tax assets, changes in tax laws, regulations or rates, changes in interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization, resolution of unrecognized tax benefits and shifts in the amount of income before tax earned in the United States as compared with other regions in the world.

Backlog

We do not believe that our backlog as of any particular date is meaningful, as our sales are made primarily pursuant to purchase orders. Only a small portion of our orders is noncancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Critical accounting policies and estimates

Except as described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended September 30, 2014, we adopted a new policy relating to goodwill as a result of the acquisition of Sensor Platforms.

JOBS Act

In April 2012, the JOBS Act was enacted. We are an emerging growth company as defined under the JOBS Act, and as such we intend to rely on certain exemptions allowed under the JOBS Act as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of operations

Comparison of the three months ended September 30, 2014 and 2013

The following sets forth our operating results for the three months ended September 30, 2014 and 2013. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Three months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Hardware	$20,015	88%	$32,445	94%	$(12,430)	-38%
Licensing	2,636	12%	2,007	6%	629	31%

Total revenue	$22,651	100%	$34,452	100%	$(11,801)	-34%

Hardware revenue for the three months ended September 30, 2014 was $20.0 million, compared to $32.4 million for the three months ended September 30, 2013, a decrease of $12.4 million, or 38%. The decrease was primarily due to the softness in demand for certain high-end smart phones. In addition, we experienced a $4.8 million decrease in revenue due to one of our OEMs ending production of their 2010 phone in September 2013.

Licensing revenue for the three months ended September 30, 2014 was $2.6 million, compared to $2.0 million for the three months ended September 30, 2013, an increase of $0.6 million, or 31%. The increase was primarily due to an increased demand for one of our OEM’s 2011 model of its mobile phones.

For the three months ended September 30, 2014, revenue from Samsung and Apple accounted for 78% and 12% of total revenue, respectively. For the three months ended September 30, 2013, revenue from Samsung and Apple accounted for 62% and 20% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. We anticipate that our revenue will continue to be affected by the softness in demand for certain high-end smart phones throughout the remainder of 2014 and potentially longer.

Revenue by geography

	Three months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Korea	$17,617	78%	$21,630	63%	$(4,013)	-19%
China	1,918	8%	10,673	31%	(8,755)	-82%
United States	2,889	13%	2,007	6%	882	44%
Other	227	1%	142	0%	85	60%

Total revenue	$22,651	100%	$34,452	100%	$(11,801)	-34%

Substantially all of our hardware revenue was generated from the sale of our products to CMs and OEMs with their primary manufacturing operations and distributors located in Asia. Revenue generated in Asia represented 86% and 94% of our total revenue for the three months ended September 30, 2014 and 2013, respectively. Revenue generated in Korea decreased $4.0 million for the three months ended September 30, 2014 compared to the same period in 2013 and was primarily due to a $3.8 million reduction in demand from Samsung related to the slower production ramp up of their S5 model in 2014 compared with the production ramp up of their S4 model in 2013. Revenue generated in China decreased $8.8 million primarily due to a $4.8 million reduction in demand from one of our OEMs ending production of their 2010 phone in September 2013, along with another $4.3 million decrease in revenue related to softness in demand from other Chinese OEMs. Revenue generated in the United States increased $0.9 million primarily due to the increase in license revenue for one of our OEM’s mobile phone models which we anticipate will decline as this OEM phases out the older generation of mobile phones in which our processor IP had been included.

Cost of revenue and gross profit

	Three months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Cost of revenue	$12,063	53%	$15,179	44%	$(3,116)	-21%
Gross profit	$10,588	47%	$19,273	56%	$(8,685)	-45%

Cost of revenue for the three months ended September 30, 2014 was $12.1 million, compared to $15.2 million for the three months ended September 30, 2013, a decrease of $3.1 million, or 21%. The decrease was primarily due to softness in the demand for certain high-end smart phones. In addition, there was a decrease of $1.4 million due to one of our OEMs ending production of their 2010 phone in September 2013. This was partially offset by an increase of approximately $0.8 million in amortization expense related to the developed technology intangible asset acquired in connection with our Merger with Sensor Platforms.

Gross margin percentage was 47% and 56% for the three months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to one of our OEMs ending production of their 2010 phone in September of 2013, a reduction in average selling prices related to our older generation products, and amortization expense related to the developed technology intangible asset acquired in connection with our Merger with Sensor Platforms.

Operating expenses

	Three months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Research and development	$13,594	60%	$11,499	33%	$2,095	18%
Selling, general and administrative	11,996	53%	9,929	29%	2,067	21%

Total operating expenses	$25,590	113%	$21,428	62%	$4,162	19%

Research and development. Research and development expenses for the three months ended September 30, 2014 were $13.6 million, compared to $11.5 million for the three months ended September 30, 2013, an increase of $2.1 million, or 18%. The increase was due to headcount growth, resulting in a $1.5 million increase in salaries and employee-related expenses, and an increase in facility and information technology expenses of $0.8 million as a result of our move to a new facility in Mountain View, California that occurred in October 2013. Also included in research and development was $0.7 million of restructuring charges due to the implementation of a restructuring plan for a workforce reduction through involuntary terminations. These were partially offset by a $0.9 million decrease in costs associated with certain engineering and design efforts due to cancellation of certain projects.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2014 were $12.0 million, compared to $9.9 million for the three months ended September 30, 2013, an increase of $2.1 million, or 21%. The increase was due to professional service fees of $0.8 million related to the acquisition of Sensor Platforms, an increase in depreciation expenses of $0.5 million primarily due to our new facility build-out in Mountain View, California that was completed upon the commencement of our occupancy in October 2013, and amortization expense of $0.2 million related to the customer relationship intangible asset acquired in connection with the acquisition of Sensor Platforms. Also included in selling, general and administrative expenses was $0.6 million of restructuring charges due to the implementation of a restructuring plan for a workforce reduction through involuntary terminations. These actions are expected to continue to reduce our selling, general and administrative expenses for the remainder of 2014.

Other expense, net

	Three months ended September 30,		Change
	2014	2013	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(80)	$(50)	$(30)	60%

Other expense, net, for the three months ended September 30, 2014 was an expense of $80,000 compared to an expense of $50,000 for the three months ended September 30, 2013, an increase of $30,000, or 60%. The increase was primarily due to unfavorable foreign exchange rate movements in the three months ended September 30, 2014.

Income tax provision

Income tax provision for the three months ended September 30, 2014 was $1.2 million, compared to an income tax provision of $0.2 million for the three months ended September 30, 2013. The increase in tax expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to an increase in the valuation allowance for U.S. deferred tax assets.

Comparison of the nine months ended September 30, 2014 and 2013

The following sets forth our operating results for the nine months ended September 30, 2014 and 2013. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Nine months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Hardware	$89,086	93%	$118,901	94%	$(29,815)	-25%
Licensing	7,046	7%	8,089	6%	(1,043)	-13%

Total revenue	$96,132	100%	$126,990	100%	$(30,858)	-24%

Hardware revenue for the nine months ended September 30, 2014 was $89.1 million, compared to $118.9 million for the nine months ended September 30, 2013, a decrease of $29.8 million, or 25%. The decrease was primarily due to one of our OEMs ending production of their 2010 phone in September 2013, which resulted in a $21.2 million decrease in revenue. In addition, we were impacted by the softness in demand for certain high-end smart phones, which resulted in another $8.6 million decrease in revenue.

Licensing revenue for the nine months ended September 30, 2014 was $7.0 million, compared to $8.1 million for the nine months ended September 30, 2013, a decrease of $1.0 million, or 13%. The decrease in licensing revenue for the nine months ended September 30, 2014 was primarily due to declining demand for one of our OEM’s 2011 model of its mobile phones.

For the nine months ended September 30, 2014, revenue from Samsung and Comtech, who sells the Company’s products to end customers accounted for 74% and 13% of total revenue, respectively. For the nine months ended September 30, 2013, revenue from Samsung and Apple accounted for 64% and 23% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period.

Revenue by geography

	Nine months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Korea	$71,518	74%	$81,511	64%	$(9,993)	-12%
China	16,933	18%	36,484	29%	(19,551)	-54%
United States	7,299	8%	8,702	7%	(1,403)	-16%
Other	382	—	293	0%	89	30%

Total revenue	$96,132	100%	$126,990	100%	$(30,858)	-24%

Revenue generated in Asia represented 92% and 93% of our total revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenue generated in Korea decreased $10.0 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $9.1 million reduction in demand from Samsung related to the slower production ramp up of their S5 model in 2014 compared with the production ramp up of their S4 model in 2013. Revenue generated in China decreased $19.6 million primarily due to a $21.2 million reduction in demand from one of our OEM’s ending production of their 2010 phone in September of 2013.

Revenue generated in the United States, which was primarily comprised of our licensing revenue, represented 8% and 7% of our total revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenue generated in the United States decreased $1.4 million for the nine months ended September 30, 2014 compared to the same period in 2013 and was primarily due to the decrease in license revenue.

Cost of revenue and gross profit

	Nine months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Cost of revenue	$46,443	48%	$55,461	44%	$(9,018)	-16%
Gross profit	$49,689	52%	$71,529	56%	$(21,840)	-31%

Cost of revenue for the nine months ended September 30, 2014 was $46.4 million, compared to $55.5 million for the nine months ended September 30, 2013, a decrease of $9.0 million, or 16%. A decrease of $6.3 million was due to one of our OEMs ending production of their 2010 phone in September 2013, and the remaining decrease was primarily due to softness in demand for certain high-end smart phones. This was partially offset by an increase of approximately $0.8 million in amortization expense related to the developed technology intangible asset acquired in connection with our Merger with Sensor Platforms.

Gross margin percentage was 52% and 56% for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to one of our OEMs ending production of their 2010 phone in September of 2013, a reduction in average selling prices related to our older generation products, and amortization expense related to the developed technology intangible asset acquired in connection with our Merger with Sensor Platforms.

Operating expenses

	Nine months ended September 30,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Research and development	$39,145	41%	$31,298	25%	$7,847	25%
Selling, general and administrative	36,572	38%	31,067	24%	5,505	18%

Total operating expenses	$75,717	79%	$62,365	49%	$13,352	21%

Research and development. Research and development expenses for the nine months ended September 30, 2014 were $39.1 million, compared to $31.3 million for the nine months ended September 30, 2013, an increase of $7.8 million, or 25%. The increase was due to headcount growth, resulting in a $4.5 million increase in salaries and employee-related expenses, an increase in facility and information technology expenses of $2.4 million as a result of our move to a new facility in Mountain View, California that occurred in October 2013, an increase in intellectual property licensing expenses of $0.5 million and an increase in consulting fees of $0.4 million. Also included in research and development was $0.7 million of restructuring charges due to the implementation of a restructuring plan for a workforce reduction through involuntary terminations. These were partially offset by a $0.6 million decrease in costs associated with certain engineering and design efforts due to the cancellation of certain projects.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2014 were $36.6 million, compared to $31.1 million for the nine months ended September 30, 2013, an increase of $5.5 million, or 18%. The increase was due to an increase in depreciation expenses of $2.2 million primarily due to our new facility build-out in Mountain View, California that was completed upon the commencement of our occupancy in October 2013, an increase in professional services fees of $1.8 million primarily related to the acquisition of Sensor Platforms, an increase in salaries and employee-related expenses of $0.9 million resulting from headcount growth , an increase in consulting fees of $0.3 million, and amortization expense of $0.2 million related to the customer relationship intangible asset acquired in connection with the acquisition of Sensor Platforms. Also included in selling, general and administrative expenses for the nine months ended September 30, 2014 was $0.6 million of restructuring charges due to the implementation of a restructuring plan for a workforce reduction through involuntary terminations. These were partially offset by lower intellectual property licensing expenses of $0.3 million.

Other expense, net

	Nine months ended September 30,		Change
	2014	2013	Amount	Percent
	(in thousands, except percentages)
Other expense, net	$(146)	$(209)	$63	-30%

Other expense, net, for the nine months ended September 30, 2014 was an expense of $146,000 compared to an expense of $209,000 for the nine months ended September 30, 2013, a decrease of $63,000, or 30%. The decrease was primarily due to more favorable foreign exchange movement in the nine months ended September 30, 2014.

Income tax provision

Income tax provision for the nine months ended September 30, 2014 was $2.0 million, compared to $4.1 million for the nine months ended September 30, 2013. The decrease was primarily due to the loss before income taxes of $26.1 million for the nine months ended September 30, 2014, as compared to income before taxes of $9.1 million for the same comparable period in 2013, and a change in the jurisdictional mix of where the income was earned. This was partially offset by an increase in the valuation allowance for U.S. deferred tax assets that was recorded during the three months ended September 30, 2014.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of September 30, 2014, we had an accumulated deficit of $52.6 million.

As of September 30, 2014, we had cash and cash equivalents of $46.8 million, short-term investments of $9.0 million, future minimum lease payment obligations of $40.1 million and no other debt. As of September 30, 2014, we also had access to a $10.0 million revolving line of credit facility (“Revolver”), with available funds based on eligible accounts receivable and customer purchase orders. Our master loan agreement for our Revolver contains covenants. As of September 30, 2014, we had no outstanding borrowings under this Revolver and we were in compliance with the master agreement’s covenants. The maturity date of the line of credit is December 31, 2014.

We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next 12 months. We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing customer base or achieving profitability. Failure to generate sufficient revenue or control costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on terms acceptable to us, or at all, and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs. If we are unable to obtain additional financing, it could have a material adverse effect on our business, financial condition, operating results and cash flows and our ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Our cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(42,362)	$5,508
Net cash used in investing activities	(38,477)	(9,289)
Net cash provided by financing activities	2,928	4,355

Cash flows from operating activities

Net cash used in operating activities was $42.4 million for the nine months ended September 30, 2014 and was primarily the result of a net loss of $28.1 million, an increase in inventories of $20.5 million due to softness in demand for certain high-end smart phones, a decrease of $3.1 million in accounts payable due to lower inventory purchases and an increase in accounts receivable of $2.4 million due to the timing of sales and collections. These were partially offset by stock-based compensation expense of $5.6 million, depreciation and amortization expense of $5.3 million, and inventory write-downs of $0.9 million.

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

Cash flows from investing activities

Net cash used in investing activities for the nine months ended September 30, 2014 of $38.5 million consisted primarily of the acquisition of Sensor Platforms for $35.4 million (net of cash acquired), the purchase of marketable securities of $21.0 million, the acquisition of property and equipment of $4.9 million to support our ongoing business efforts, and a payment of $4.2 million to an escrow agent in connection with our acquisition of Sensor Platforms. These were partially offset by the proceeds from the sale and maturities of marketable securities of $26.9 million.

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

Cash flows from financing activities

Net cash provided by financing activities of $2.9 million for nine months ended September 30, 2014 was primarily due to proceeds of $3.4 million from the exercise of employee stock options and employee stock purchase plans, partially offset by tax payments related to RSUs.

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

Restructuring

In the third quarter of 2014, we encountered a significant downturn in demand from one of our major customers due to the continuing softness with certain high-end smart phones, which caused a disproportionate impact on our operating results and financial outlook in the short-term. In an effort to align overall spending with revenue, we announced and implemented a restructuring plan for a workforce reduction through involuntary terminations.

The total restructuring charges for both the three and nine-month periods ended September 30, 2014 were approximately $1.3 million, of which $1.0 million was paid as of September 30, 2014.

The cost savings resulting from the restructuring are generally expected to be offset by increases in other expenses.

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

Except as described below, we had no material changes to our critical accounting policies and estimates during the three months ended September 30, 2014, as compared to the critical accounting policies and estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the year ended December 31, 2013. During the three months ended September 30, 2014, we adopted a new policy relating to goodwill resulting from our Merger with Sensor Platforms. (See Note 2 to Condensed Consolidated Financial Statements).

Contractual obligations and commitments

Our primary contractual obligations are from materials purchase obligations with our third-party foundries and other suppliers and operating leases for office space. See Note 6 to Condensed Consolidated Financial Statements for a discussion of these matters.

Other than the contractual obligations and commitments discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any other material non-cancellable purchase commitments as of September 30, 2014.

Off-balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. We do not not expect to early adopt this guidance and we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

As of September 30, 2014, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other expense, net” in the condensed consolidated statements of operations for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our financial condition, results of operations or cash flows.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our financial condition, results of operations and cash flows.

Interest rate sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments as of September 30, 2014. Our cash, cash equivalents and short-term investments as of September 30, 2014 were $55.8 million and consisted primarily of cash, money market funds and U.S. government bonds and notes with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our financial condition, results of operations or cash flows.

ITEM 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (“Enterprise”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, Case No. 1:99-mc-09999. Enterprise alleged that certain of our products infringe U.S. Patent No. 6,785,381 (the “’381 patent”) relating to a telephone with a hands-free mode of operation, and further alleged that we contributed to and/or induced infringement of the ‘381 patent by other companies, including Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., and Apple, Inc. Enterprise sought, among other things, damages for past and future infringement, prejudgment interest, costs and disbursements, and reasonable attorney’s fees. The complaint did not specify money or other damages. On September 11, 2014, before formally serving us with the complaint, Enterprise filed a notice of voluntary dismissal of the action.

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

Risks related to our business and industry

We depend on Samsung for the majority of our revenue and the loss of, or a significant reduction in orders from, Samsung would adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

For the three months ended September 30, 2014 and 2013, Samsung accounted for 78% and 62% of our total revenue, respectively. Samsung may purchase fewer of our voice and audio processors than they did in the past, alter their purchasing patterns, modify the terms on which they purchase our products, or decide not to purchase our products at all. In addition, our revenue is dependent upon consumer acceptance of and demand for Samsung’s high-end smart phones, in which our products are incorporated. Samsung announced in July 2014 that it expected demand for its high-end smart phones to be weak in the third quarter of 2014 and later announced in October 2014 that its third quarter earnings were expected to decrease substantially as a result of declining phone sales due to increased smart phone competition. If Samsung continues to experience declining sales of its smart phones, our business, financial condition, operating results and cash flows would be significantly harmed. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us. Samsung may seek second sources or decide to replace our processors with other hardware or software solutions. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

We depend on a small number of OEMs for a substantial majority of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We derive a substantial majority of our revenue from sales to a small number of OEMs. For the three months ended September 30, 2014, Samsung and Apple accounted for 78% and 12% of our total revenues. We expect this concentration in a small number of OEMs to continue during 2014. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve widespread market acceptance or be produced in large number. We cannot assure you that we will be able to sustain our revenue from our existing OEMs. For example, we expect our licensing revenue on royalty payments from Apple to substantially decline as this OEM phases out older generations of mobile phones in which our processor IP had been included.

Our OEMs typically buy our processors on a purchase order basis and do not enter into long-term contracts or minimum purchase commitments that would obligate them to continue to buy additional processors from us in the future. For example, we announced in August 2013, July 2014 and October 2014 that weakness in demand for certain high-end smart phones was anticipated to cause a decline in the volume of processors purchased from us by our largest OEM and we do not expect to see a recovery in such high-end smart phones during the remainder of 2014.

Although we seek to grow our OEM base through new design wins, our sales and development cycle to obtain initial design wins from new OEMs is long and is subject to uncertainties, and we cannot assure you that we will be successful in doing so. Even if we are successful in obtaining design wins with new OEMs, our existing OEM customers may continue to account for a substantial portion of our sales in the future. Although an OEM may design us into a particular device, we endeavor to win design slots in other devices, including the next generation devices and may not be able to do so. Because the commercial life of smart phones is relatively limited, we have limited ability to predict whether a given OEM will continue to use our processors. If we are unable to generate repeat business from our existing OEMs, generate revenue from new OEMs or expand into broader markets, our operating results would be adversely affected. If one or more of our existing OEMs were to decide not to use our processors or processor IP, that decision could harm our brand and impair our ability to maintain or extend our relationships with our other OEMs or establish new OEM relationships. In addition, if concentration in the mobile phone industry or the smartphone market segment increases, we may be unable to diversify our revenue base, which could significantly harm our business, financial condition, operating results and cash flows.

Decreased purchases by large OEM customers, whether for current or future mobile device models in which our products were included or otherwise, changes in their purchasing patterns, modification of terms or a disruption or termination of our relationships with these OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows. For example, due to weakness in demand for certain high-end smart phones we experienced a significant decline in the quarter ended September 30, 2014 and we do not expect to see a recovery in such high-end smart phones during the remainder of 2014. Decreased purchases by large OEM customers could also cause significant fluctuations in our results of operations because we have significant fixed expenses in the short term and may not be able to reduce expenses in a timely manner to offset such a short-fall. In addition, our sales and development cycle to obtain new design wins and new OEMs is long.

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

We derive a significant portion of our revenue from the high-end smart phone market, and reductions in the growth rate of this market segment could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

Much of our revenue comes from sales to OEMs incorporating our products in high-end smart phones. Even if our products continue to be incorporated in these and similar high-end smart phone models, shipment volumes of our products may decrease because of reduced demand for high-end smart phones due to either user or MNO preference for less expensive smart phone models, or due to saturation of demand among users. If demand for high-end mobile devices were to decline or fail to continue to grow in a manner consistent with expectations, our business, financial condition, operating results and cash flows would be significantly harmed.

We are dependent on sales of mobile devices that incorporate our voice and audio processors, and a decline in the demand for these mobile devices could harm our business.

Since inception, our revenue has been generated from the sale of processors and processor IP for mobile devices. Continued market adoption of mobile device sound quality solutions is critical to our future success. Our success is also dependent on our OEMs’ ability to successfully commercialize their mobile devices in which our solutions are incorporated. The markets for our OEMs’ mobile devices are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and increased device convergence and capabilities. Mobile devices incorporating our solutions may not achieve market success or may become obsolete. We cannot assure you that our OEMs will dedicate the resources necessary to promote and commercialize mobile devices incorporating our solutions, successfully execute their business strategies for these mobile devices, be able to manufacture quantities sufficient to meet demand or cost effectively manufacture mobile devices at high volume. Any of these factors, as well as more general mobile device industry issues, could result in a decline in sales of mobile devices that incorporate our products. If demand for our products or our OEMs’ mobile devices were to decline, fail to continue to grow at all or in a manner consistent with expectations, our revenue would decline and our business would be harmed.

We may not be successful in our efforts to diversify end user devices that incorporate our products and may not realize substantial revenue from sales of our products for devices other than high-end smart phones.

We have made efforts to diversify the end user devices that incorporate our products. As a result of recent design wins, our processors have been included in recently launched personal computers and a smartwatch. However, we have limited experience selling in these new markets in which competition for design slots is intense, and may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. If we are unable to realize more revenue from the sale of our products for devices other than high-end smart phones, we may not be able to maintain or increase our revenue.

We may not be successful in our efforts to expand our product offerings by selling solutions that include audio codecs.

We have introduced our new eS75x series processor, which includes our audio codec that can translate back and forth between analog audio and digital signals. We have limited experience in designing audio codecs and related software, and selling processors that include audio codecs. The market for audio codecs is intensely competitive and we may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. In addition, we may encounter unforeseen difficulties, complications and other unknown factors that may delay deployment of processors that include our audio codec. If we are unable to realize revenue from the sale of our processors incorporating audio codecs, we may not be able to maintain or increase our revenue.

We may not be successful in our efforts to expand our product offerings by selling solutions that include motion sensing.

We have announced new versions of our processors, such as the MQ100, that are low power and feature the ability to track and process information from motion sensors. In addition, we recently announced the acquisition of Sensor Platforms, which will add more motion sensing software to our technology offering. We have limited experience in designing and selling processors that include motion sensing capabilities and may not be successful in doing so. In addition, we may encounter unforeseen difficulties, complications and other unknown factors that may delay deployment of these processors. The market for motion sensing processors is rapidly evolving and we may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. A failure to integrate our audio and video processing with motion sensing software in a timely manner, could adversely affect our business, financial condition or results of operations. If we are unable to realize revenue from the sale of our processors incorporating motion sensing, we may not be able to maintain or increase our revenue.

We have a history of losses, and we may not be able to sustain profitability in the future.

Since our formation, we incurred a net loss in every year prior to 2010. Although we had net income for the years ended December 31, 2010 through 2013, we experienced a net loss in the three months ended September 30, 2013 and each quarter thereafter. We expect to incur net losses in the three months ending December 31, 2014. As of September 30, 2014, our accumulated deficit was $52.6 million.

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

Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we have been profitable each year since 2010, we do not expect to be profitable in the three months ended December 31, 2014, and we may not be able to return to profitability in the near term. Failure to return to profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, and you should not rely on our quarterly comparisons as an indicator of future performance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Our sales cycles are long and unpredictable and our sales efforts require substantial time and expense. Our revenue is difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly. We ship a significant portion of our processors in the same quarter in which they are ordered such that small delays in receipt of purchase orders and shipment of products could result in our failure to achieve our internal forecasts or stock market expectations. In any quarter, our revenue may be largely attributable to the timing of our OEMs’ orders. Our OEMs often increase purchases of our processors as part of product launches and the timing of those product launches may cause the timing of our orders with our OEMs to fluctuate. Our revenue depends on the ability of OEMs to sell mobile devices that incorporate our processors. In addition, we expect our gross margins to fluctuate over time depending on the mix of more recently introduced, products and older products that are subject to average selling price erosion resulting in declining margins, as well as the mix between sales of processors and license of our processor IP. For these reasons, comparisons of our operating results on a period to period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or the securities analysts that follow us, the price of our common stock may decline.

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

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. We provide voice and audio processors, and have begun providing audio codecs to compete in the mobile device component market. In the future, we may elect to expand our offerings to include motion sensing and other subsystem components and we would compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or software solutions with other functionalities and compete with us.

We currently face, or expect to face, competition from a number of established companies that produce components or software for the mobile device audio subsystem, or provide motion sensor solutions, such as Cirrus Logic, DSP Group, Maxim, NXP, Qualcomm and Texas Instruments. We also face competition from smaller, privately held companies, such as Fortemedia, and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

We also compete against solutions internally developed by OEMs, as well as third-party software and hardware systems. OEMs may seek to reduce the number of processors in their mobile devices and incorporate the functionality of our voice and audio processors into the central processing units of their mobile devices. OEMs may also internally develop or rely on third-party suppliers to provide central processing units that combine multiple functionalities, including those provided by our processors, which could reduce the demand for our processors and adversely impact our business, financial condition, operating results and cash flows.

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

Our processors are designed to address the sound quality challenges faced by users with their mobile devices. OEMs and MNOs may decide that the costs of improving sound quality outweigh the benefits, which could limit demand for our solutions. Users may also be satisfied with existing sound quality or blame poor quality on their MNOs’ networks. The market for our products is evolving rapidly and is technologically challenging, and our future financial performance will depend in large part on growth of this market and our ability to adapt to user, OEM and MNO demands. Our current products are primarily focused on improving the sound quality of mobile devices. Consequently, we are vulnerable to fluctuations in or the absence of demand for products that improve sound quality. A number of factors could adversely affect the growth in the market or the demand for our products, including the following:

•	introduction of new mobile devices with different components or software that provide similar functionality as our products;

•	internally developed solutions that reduce the demand for our products;

•	lower cost software solutions;

•	lack of user acceptance of sound quality improvements that we may develop or our inability to timely develop product enhancements that satisfy user requirements;

•	OEM budgetary constraints or reduced bill of materials spending on sound quality solutions; and

•	OEM design constraints for sound quality solutions and tradeoffs they face in the design process.

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

We may experience difficulties demonstrating the value to OEMs and MNOs of newer, higher priced products if they believe existing lower cost products are adequate to meet user expectations regarding sound quality, which would cause our revenue to decline and negatively affect our business, financial condition, operating results and cash flows.

As we develop and introduce new solutions, we face the risk that OEMs may not understand or be willing to bear the additional cost of incorporating these newer solutions into their mobile devices. MNOs may also be unwilling to require OEMs to include newer sound quality solutions if they believe users are satisfied with current solutions. Transitioning OEMs and MNOs to newer generations of solutions involves a substantial amount of time educating them on the benefits provided by the newer solutions. Regardless of the improved features or superior performance of the newer solutions, OEMs may be unwilling to adopt our new solutions as a result of design or cost constraints associated with their new mobile device introductions. We must also successfully manage product transition in order to minimize disruption in our OEMs’ ordering and purchasing patterns, provide timely availability of sufficient supplies of new products to meet OEM demand and avoid reductions in the demand for our existing processors. If we fail to manage the transition successfully, we may have to write down or write off excess inventory. Due to the extensive time and resources that we invest in developing new solutions, if we are unable to sell OEMs new generations of our solutions, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively impacted.

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

We rely on a limited number of contractors for several key functions in producing our processors, including the processors themselves, which are primarily manufactured by TSMC and to a lesser extent by GlobalFoundries. We also rely on third parties, such as Signetics, Amkor Technologies, Inc. and STATSChipPAC, for assembly, packaging, testing and warehousing, and other contractors for logistics. This reliance on a limited number of contractors involves several risks, including:

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

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. In addition, we recently acquired Sensor Platforms, which will add motion sensing software to our technology offering. We have also expanded our international operations and as of September 30, 2014 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

Our future success depends on our continued ability to attract and retain highly qualified technical, sales, support and management personnel. In particular, our ability to improve and maintain our technology requires talented software and hardware development engineers with specialized skills in areas such as computational auditory scene analysis algorithms, acoustic engineering, digital and analog integrated circuit design, sensor analysis software and mobile systems design and integration. If we are unable to recruit and retain these engineers, the quality and speed with which our solutions are developed would likely be seriously compromised and our reputation and business would suffer as a result. Our sales positions require candidates with specific sales and engineering backgrounds in the integrated circuit or mobile device manufacturing industries and we may be unable to locate and hire individuals with these credentials as quickly as needed, if at all. Once new sales personnel are hired, we need a reasonable amount of time to train them before they are able to effectively and efficiently perform their responsibilities. Failure to hire and retain qualified sales personnel could adversely impact our sales. Competition for these and the other personnel we require, particularly in the Silicon Valley area, is intense and we compete for these personnel with large, established publicly traded companies. If our stock price performs poorly, it may adversely affect our ability to retain employees receiving stock-based compensation. We may fail to attract or retain highly qualified technical, sales, support and management personnel necessary for our business. If we are unable to attract and retain the necessary key personnel, our business, financial condition, operating results and cash flows could be harmed.

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

We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.

Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to a significant decrease in our stock price, material customer losses, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel. We have recorded goodwill related to a prior acquisition, and may do so in connection with any potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations.

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

We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing OEM base or achieving and sustaining profitability. Failure to generate sufficient revenue, achieve planned gross margins or control operating costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs, which could have a material adverse effect on our business, financial condition, operating results and cash flows and ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Additionally our existing credit facilities, which expire December 31, 2014, preclude us from entering into additional credit agreements, other than in limited circumstances.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of September 30, 2014, we held 62 issued U.S. patents expiring between July 2019 and July 2033 and also had 129 U.S. patent applications pending. As of September 30, 2014, we also had 54 pending foreign patent applications and 8 foreign patents issued. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of our common stock have been highly volatile and could be highly volatile in the future due to a number of factors. For example, since our IPO, the closing sale prices of our common stock ranged from a low of $3.65 to a high of $22.36. In addition, following our announcement in October 2014 regarding the continued softness in demand for high-end smart phones incorporating our products and our expectation that we will not see a recovery in such high-end smart phones during the remainder of 2014, the trading price of our common stock declined significantly. Factors that could affect the trading price of our common stock, some of which are outside of our control, include the following:

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

The trading market for our common stock will depend in part on any research and reports that securities or industry analysts publish about us or our business. A small number of securities analysts’ commenced coverage of us after the closing of our IPO. If one or more securities or industry analysts downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. For example, following our announcement in July 2014 that we believed demand from Samsung would decline as a result of end user demand for high-end smart phones, and our announcement in October 2014 regarding the continued softness in demand for high-end smart phones incorporating our products, securities analysts downgraded our stock and the trading price of our common stock declined significantly. If one or more of these analysts stops coverage of us or fails to publish reports on us regularly, demand for our stock could decrease which could cause our stock price and trading volume to decline.

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

As of September 30, 2014, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 39% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to exercise significant influence over the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 6. Exhibits

Exhibit		Incorporated by reference herein
number	Description	Form	Date

10.20#	Offer letter to Stephanie Kaplan, dated August 15, 2014.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: November 7, 2014	By:	/s/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: November 7, 2014	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit		Incorporated by reference herein
number	Description	Form	Date

10.20#	Offer letter to Stephanie Kaplan, dated August 15, 2014.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.