Form 10-K
period 2014-12-31
AUDIENCE INC
filed 2015-03-09
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $172.3 million based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock, $.001 par value, was 23,390,281 as of February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the registrant’s definitive Proxy Statement for the 2015 annual meeting of stockholders where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the year covered by this Form 10-K.

AUDIENCE, INC.

Fiscal Year 2014

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

Business overview

Audience is a leading provider of intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. Our technologies, based on auditory neuroscience, improve the mobile voice experience and enhance speech-based services as well as audio quality for multimedia. We collaborate with leading auditory neuroscientists to understand the human auditory system and have developed purpose-built processors that combine science and technology to function like human hearing. Our low power, hardware-accelerated digital signal processors (“DSPs”) and audio codecs and associated algorithms substantially improve sound quality and suppress noise in mobile devices. As the primary driver of the mobile device market, the mobile phone continues to play an increasingly prominent role in peoples’ lives. Voice communication is a primary function of mobile phones, and we expect voice to increasingly complement touch as a core user interface, heightening the importance of voice and audio quality in mobile devices.

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

On July 11, 2014, we acquired Sensor Platforms, Inc., a Delaware corporation (“Sensor Platforms”). Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. We believe that the combination of Sensor Platforms’ motion sensing technology with our voice and audio solutions places our combined company in a unique position to deliver compelling solutions based on the fusion of voice and motion. The first product to come out of this acquisition is the MotionQ Library, a software platform that includes advanced algorithms, power conscious architecture, and a high-level application programming interface (“API”).

Our platform consists of our proprietary, purpose-built DSPs and audio codecs, analog and mixed signal circuits and algorithms for voice isolation and noise suppression. We work with original equipment manufacturers (“OEMs”) to have our voice and audio processors and, more recently, software, designed into their products, which we refer to as design wins. We generally sell our voice and audio processors directly to OEMs and their contract manufacturers (“CMs”) on a purchase order basis. We also sell a small portion of our products indirectly to OEMs through distributors. For a single OEM, we also license semiconductor intellectual property (“processor IP”), which that OEM has integrated into certain of its mobile phones, and we began to recognize royalty revenue for the use of our processor IP from this OEM in 2012. In addition, we currently license software that interprets sensor data related to the motion of mobile devices and have announced our first stand-alone software product that improves sound quality and suppresses background noise. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products up to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

We were founded in 2000 and initially targeted the rapidly growing mobile device market, with our primary focus on mobile phones. We began production shipments in 2008 and, as of December 31, 2014, had sold over

500 million processors to our OEM customers. In addition to the mobile device market, we believe that our voice and audio technology is applicable to a broad range of other market segments, including automobile infotainment systems, digital televisions and their remotes, headsets and set top boxes and their remotes. We outsource the manufacture of our voice and audio processors to independent foundries and use third parties for assembly, packaging, test and logistics.

We had total revenue of $ 113.3 million, $160.1 million and $143.9 million for 2014, 2013 and 2012, respectively. We had a net loss of $ 73.6 million for 2014 and net income of $2.1 million and $15.6 million for 2013 and 2012, respectively.

Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Samsung Electronics Co., Ltd. (“Samsung”) represented 75%, 63% and 48% of our total revenue in 2014, 2013 and 2012, respectively. Comtech International, Ltd. (“Comtech”), a distributor that sells our products to end customers, such as Xiaomi, Inc. (“Xiaomi”), represented 11% of our total revenue in each of 2014 and 2013. In 2014, 2013 and 2012, one of our largest OEMs, Apple Inc. (“Apple”) and its CMs, Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”) and Protek (Shanghai) Limited and its affiliates (collectively, “Protek”), represented 8%, 21% and 46% of our total revenue, respectively. Our total revenue from Apple and its CMs declined during 2014 and is expected to decline further in the future as end users’ focus on Apple’s newer model mobile phones, and the earlier models in which our processors or processor IP are included, decline in sales or become obsolete and are no longer produced.

We anticipate that our operating results will continue to fluctuate and be subject to consumer demand for high-end smart phones and anticipate that reductions in demand by our large OEM customers will continue to have a disproportionate impact on our future results.

Industry overview

Mobile devices are ubiquitous today and play an increasingly prominent role in peoples’ lives. However, since the introduction of mobile phones, due to network and device limitations, voice quality has not improved significantly. For example, the sound frequency range used by mobile devices has historically been constrained by narrowband, circuit switched networks, resulting in lower voice quality than in a face-to-face conversation. Mobile devices have historically been unable to adequately separate the user’s voice from background noise. As a result, users have had to tolerate noisy, poor quality voice communication. After years of mobile network infrastructure investments in bandwidth and connectivity, mobile network operators (“MNOs”) have turned their attention to voice and audio quality as a way to improve user experience, satisfaction and loyalty.

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

Trends driving demand for high-quality voice and audio solutions in mobile devices

Sound quality is fundamental to the user experience in mobile communications. A variety of trends are driving demand for high-quality voice and audio solutions in mobile devices, including:

Users expect more freedom in how and where they communicate. Users increasingly want to make or take calls with their mobile devices in noisy environments, but they also want to hear and be heard clearly. Users want a consistent, high-quality voice and audio experience whether conducting a conference call from an airport, video chatting in a cafe, making a call hands-free while driving or capturing and posting multimedia content to a social network page.

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

Increased functionality in mobile devices. OEMs have added new features to mobile devices that were historically found only in stand-alone devices such as music players, video cameras, navigation devices, gaming devices and others. Substantial improvements in voice and audio quality improve the user experience for many of these functions. OEMs are making greater investments in voice and audio quality for multifunction mobile devices.

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

Voice and audio subsystem in mobile devices

The voice and audio subsystem in a typical smartphone includes a baseband processor for modulation and transmission of voice and audio signals, an application processor for multimedia-based applications, audio codecs to digitally encode and decode audio signals, as well as acoustic elements such as microphones and speakers. Some mobile devices only incorporate a single microphone as part of the audio subsystem, while more advanced mobile devices use two or more microphone solutions to increase the amount of information available to improve the voice and audio performance of the device. The voice and audio subsystem also includes other analog circuits, such as data converters, amplifiers and mixers, each of which has a specific function along the signal chain.

Figure 1: Illustrative voice and audio subsystem for a typical smartphone

Innovation in the voice and audio subsystem

Many high-end mobile devices now incorporate voice and audio processors with dedicated processing resources and specialized algorithms to improve user experience. These devices have benefited from the wider adoption of two or more microphone noise suppression solutions. We believe that new audio technology development will continue at a rapid pace, driven by demand for new features, such as always-on voice recognition, as well as further improvements in voice and audio quality.

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

Our solution

We provide intelligent voice and audio solutions that substantially improve sound quality and suppress noise in mobile devices. We believe that our auditory intelligence approach addresses the challenge of providing clear and consistent voice and audio quality more effectively than other available solutions. Our platform consists of our proprietary, purpose-built DSPs and audio codecs, analog and mixed signal circuits and algorithms for voice isolation and noise suppression. We also currently license software that interprets sensor data related to the motion of mobile devices and have announced our first stand-alone software product that improves sound quality and suppresses background noise.

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

The following descriptions and diagram of corresponding stages depict our CASA-based architecture for a DSP.

•	Fast Cochlea Transform (“FCT”). Our proprietary FCT architecture, based on the human cochlea, transforms incoming sound waves into frequency components in order to map the digital audio stream into a three-dimensional representation of the sound mixture. This approach has significant benefits over the typical method, the Fast Fourier Transform (“FFT”). In particular, it offers much higher spectro-temporal resolution than is possible using FFT, enabling precise characterization and analysis of the auditory scene, similar to the analysis that occurs in the human auditory pathway. Our solutions attain this resolution with low latency, which is necessary for use in real-time communications. This combination of high resolution and low latency is unique to the FCT.

•	Characterization. During characterization, our solutions identify and compute the acoustic properties of incoming sounds according to fundamental attributes such as pitch, harmonics, spatial location, temporal and other information in the frequency domain. The diversity and precision of our characterization is essential to making intelligent decisions in the grouping stage which follows.

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

Figure 2: Stages of our CASA-based architecture

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

Key features of our products include:

Real time communication voice quality

•	Nonstationary noise suppression: Suppression of dynamic distracters, such as background voices or music, characterized by rapid or random changes.

•	Transmit and receive: Simultaneous signal processing along both the transmit and receive paths. In the transmit path, the user’s auditory scene is processed before transmission to the listener on the other end. In the receive path, the audio stream from the other end is improved by our solution and then presented to the near end listener.

•	Near-field and far-field capability: More consistent voice and audio quality wherever the device is held and used.

•	Narrowband and wideband: Capable of signal processing for both narrowband and wideband signals.

•	Audience Bandwidth Expansion: Improves narrowband signals by estimating and adding energy at higher sound frequencies to create wideband voice quality and deliver rich, full sound quality.

•	Acoustic echo cancellation: Cancellation of echo caused by acoustic conditions that redirect sound, such as the acoustic coupling between a mobile device’s speakers and microphones.

•	Always-on VoiceQ (“VoiceQ”): Enables a device to be in always listening mode, ready to understand and act upon verbal commands without significantly impacting battery life. VoiceQ also includes support for user configurable keywords for personalization and continuous VoiceQ capability, which allows the user to speak naturally, without having to introduce an awkward pause between the prompt and the following command to wake the device. We recently began shipping our processors with this technology.

Automatic speech recognition (“ASR”) assist

•	ASR assist: Improves accuracy and performance of speech enabled applications in the presence of noise.

Integrated audio codec

•	Dynamic range: High dynamic range leads to better perceived high fidelity audio quality. The codec integrated with our voice processors provides outputs with high dynamic range that meet stringent audio performance specifications for mobile devices.

•	Multimedia features: The integration of mixed-signal and DSP components into a single device allows for power-efficient new wideband audio multimedia features.

Multimedia improvement

•	Parametric equalization: Post-processing of music streams during playback to emulate audio profiles such as rock, classical, jazz and other custom profiles by enhancing specific frequencies in the audio stream.

•	Stereo widening: Improvement of music playback over headphones or stereo loudspeakers by expanding the perceived spatial separation of different sounds.

Our voice and audio solutions

We offer custom voice and audio processors, some with integrated smart audio codecs for device platforms including smartphones, feature phones and media tablets. These processors are accompanied by our integration tools and support. We offer the following processors:

•	eS305: Second generation voice and audio processor utilizing new hardware acceleration architecture and algorithms for far-field, wideband communications and capable of advanced speech recognition assist; uses an all-digital interface.

•	eS325: Third generation voice and audio processor that features simultaneous three microphone processing, optimized ASR and bandwidth expansion technology for consistent voice call experience when moving between 3G and 4G networks.

•	eS70x: Fourth generation family of advanced voice and audio products, the eS70x Series delivers a range of innovations in speech, voice and multimedia audio processing and introduces new features such as wind noise suppression, full band (48 kHz) voice processing, and VoiceQ, a voice sensing technology that enables dependable continuous voice detection and actuation. This product family also delivers improved performance across a number of key voice and audio technologies including third generation ASR Assist, a leading-edge noise suppression performance, bandwidth expansion (“BWE”), improved acoustic echo cancellation (“AEC”), and audio playback enhancements such as equalization, multi-band compression and virtual bass boost.

•	eS75x: The eS75x family of products combines the eS70x advanced voice and audio processing capabilities with a high performance mixed-signal audio sub-system consisting of a multi-channel audio codec with integrated headphone, earpiece and speaker amplifiers, resulting in a fully integrated audio hub solution.

•	eS804 and eS854: The eS804 is a stand-alone advanced digital voice processor while the eS854 combines the 800 series digital voice processor with analog circuits creating our smart audio codec. Both products in the eS800 series support devices that demand far-field capabilities, where voice interface needs to work at distances up to five meters. A new “barge-in” capability has been added that allows voice recognition to work during media playback without interruption, as well as voice compass, a new feature that recognizes the position of the speaker relative to the device to improve speakerphone usage. The eS800 series also features improvements to VoiceQ with improved accuracy for user trained keywords resulting in less false wake-ups. Several voice quality improvements for handset usage have also been made, including: new noise suppression algorithms based on machine learning techniques, signal-to-noise ratio improvements enabling clear calls in challenging environments, and improved positional robustness for natural and smoother sounding voice quality when holding the device in almost any position. The eS804 and eS854 processors are expected to sample to key phone manufacturers in the first quarter of 2015.

We also offer the following software solutions:

•	Audience S1.0: Audience S1.0 delivers improved experiences for voice over Internet Protocol (VoIP) calling, voice search, voice commands and other voice controlled applications run on personal computers, tablets and all-in-one devices. It delivers wideband noise suppression, which can enable clear VoIP calls in nearly any environment. In addition, acoustic echo cancelation and de-reverberation can significantly reduce double-talk and echo effects in larger, resonant spaces. Audience S1.0 also performs intelligent key-click removal which suppresses the keystroke noise effectively during both quiet pauses and speech. Our 360°Voice allows users to conduct conference calls where all participants can be heard clearly, regardless of their position in relation to the microphones. This superior positional robustness gives the OEM flexibility in microphone placement, enabling lower production costs and reducing limitations on a device’s industrial design. Audience S1.0 is based on our fourth generation advanced voice technology and third generation ASR Assist technology. Based on the Intel automatic speech recognition specification, tests show performance to be superior to competitive beamforming solutions when tested in conditions where the user’s location varies in relation to the microphones.

•	MotionQ Library: MotionQ library is a software platform that includes advanced algorithms, power conscious architecture, and a high-level API. The library is optimized for mobile consumer electronic devices and can run in an application processor, a sensor hub, or be distributed over multiple processors. The foundation of the MotionQ library is its “sensor fusion.”, an algorithmic technique of combining the outputs from two or more sensors, recording a common event, so that the fused result captures the event better than any single constituent input. Our sensor fusion capability combines active sensor power management with improved ability to mitigate magnetic anomalies. The MotionQ library also provides applications with “context awareness,” which involves another layer of sophisticated algorithms on top of sensor fusion that interprets sensor data to deduce higher-level information. These algorithms distill a context (such as, “the user is running”) from a series of characteristic features collected by the sensor data.

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

Customers

We derive our revenue primarily from the sale of our voice and audio processors to OEMs which incorporate them into mobile devices. We currently have design wins for our voice and audio processors to OEMs in the United States and Asia. As of December 31, 2014, OEMs, CMs and distributors worldwide had purchased more than 500 million of our processors and incorporated them in over 220 mobile device models that have reached commercial production. In 2014, 2013 and 2012, sales to CMs and OEMs with manufacturing operations and distributors in Asia represented substantially all of our hardware revenue. Commencing in the first quarter of 2012, we began recording licensing revenue on royalty payments that is attributed to one OEM’s headquarters location, which is in the United States. For 2014, sales to CMs and OEMs in Asia and the United States accounted for 91% and 9% of our total revenue, respectively. For 2013, sales to CMs and OEMs in Asia and the United States accounted for 93% and 7% of our total revenue, respectively. For 2012, sales to CMs and OEMs in Asia and the United States accounted for 72% and 28% of our total revenue, respectively.

OEMs design in our products and either procure them directly from us or indirectly through CMs or distributors. OEMs and their CMs and distributors generally purchase our voice and audio processors on a purchase order basis and do not enter into long-term contracts or have minimum purchase commitments with us that would obligate them to purchase additional products from us in the future. For example, we do not have a long term supply contract with Samsung, which was our largest customer in 2014, or Comtech, which was one of our largest distributors in 2014.

Since we began generating revenue in 2008, Apple, through its CMs, Foxconn and Protek, HTC, LG, Motorola, Pantech, Samsung, Sharp, Sony, Meizu, Huawei, Yulong, Xiaomi and ZTE have incorporated our products into certain smartphones and feature phones, and, in the case of HTC, Samsung, Sony, Acer and Google media tablets. In 2014, revenue from Samsung and Comtech accounted for 75% and 11% of our total revenue, respectively In 2013, revenue from Samsung, Apple and Comtech, a distributor, accounted for 63%, 21% and 11% of our total revenue, respectively. In 2012, revenue from Samsung, Apple and Foxconn accounted for 48%, 27% and 14% of our total revenue, respectively. No other OEM, CM or distributor accounted for 10% or more of our total revenue in 2014, 2013 or 2012. We expect that our relationship with Samsung will continue to account for a substantial portion of our total revenue for 2015.

Sales and marketing

We sell our voice and audio processors to OEMs and their CMs through a direct sales force aided in certain regions by third-party sales representatives. For some OEMs, distributors purchase processors from us to fulfill the OEMs’ orders. We maintain sales operations, which include our direct sales force, third-party sales representatives and distributors, in Asia, North America, Japan and Europe. Substantially all of our revenue has been generated by sales to CMs and OEMs that manufacture their products in Asia. We expect sales to CMs and OEMs in Asia to contribute a majority of our revenue for the foreseeable future. As of December 31, 2014, we had 84 employees in sales and marketing, including our application engineers and technical sales people, located in North America, Asia and Europe.

Our direct sales force focuses on securing design wins to incorporate our processors and software in OEMs’ mobile devices. We work directly with OEMs to create awareness of our product offerings and provide design and integration support.

We have also worked with MNOs to educate them about factors contributing to voice and audio quality in order to enable them to further improve customer satisfaction. We work with MNOs to encourage OEMs to incorporate intelligent voice and audio solutions in their products.

Manufacturing and operations

We operate a fabless business model and outsource the manufacturing of our voice and audio processors. Manufacturing includes the fabrication of integrated circuits, assembly, packaging and test. We currently rely on Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”) to produce most of our voice and audio processors at three of its fabrication facilities in Taiwan. We have also engaged GLOBALFOUNDRIES Inc. (“Globalfoundries”) to produce some of our voice and audio processors at its fabrication facilities and have begun commercial production at these locations. In addition, we rely on third parties, such as Signetics Corporation (“Signetics”), Amkor Technologies, Inc. (“Amkor”) and STATSChipPAC Ltd. (“STATSChipPAC”), for assembly, packaging and test, and other contractors for logistics. We do not have any long-term supply agreements with our foundries or our assembly, packaging, test and logistics vendors. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. In addition, we believe that outsourcing our manufacturing provides us the flexibility needed to respond to variations in customer demand, simplifies our operations and significantly reduces our capital requirements.

Competition

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. Currently, we provide voice and audio processors and have begun providing audio codecs to compete in the mobile device component market. We have also started to offer software solutions for motion sensing, such as MotionQ, and voice quality, such as Audience S1.0, and in the future, we may elect to expand our offerings to include other subsystem components. As such, we are and, in the future may continue to compete against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or components with other functionalities and compete with us.

We currently face, or expect to face, competition from a number of companies that produce components or software for the mobile device audio subsystem, or provide motion sensor solutions. We also face competition from smaller, privately held companies and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

We also compete against solutions internally developed by OEMs, as well as third-party software and hardware systems. OEMs may seek to reduce the number of processors in their mobile devices and incorporate the functionality of our voice and audio processors into other hardware or software components of their mobile devices. OEMs may internally develop or rely on third-party suppliers to provide central processing units, codecs or other components of their mobile devices that combine multiple functionalities, including those provided by our processors, which could reduce the demand for our processors and adversely impact our business, financial condition, operating results and cash flows.

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

Research and development

Since our inception we have made substantial investments in research and development. We have research and development facilities in Mountain View, California, Scotts Valley, California, Lafayette, Colorado and Bangalore, India. As of December 31, 2014, we had 181 employees in research and development. Our focus is to further develop our current voice and audio processors and audio codecs, develop new processors and software products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of mobile device requirements. Our team includes leading innovators in CASA, speech analysis and coding, spatial audio and acoustics, and motion algorithms, among other disciplines.

Our total expenses for research and development for 2014, 2013 and 2012 were $50.6 million, $43.3 million and $31.5 million, respectively.

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

As of December 31, 2014, we held 68 issued United States (“U.S.”) patents expiring between July 2019 and July 2033 and also had 127 U.S. patent applications pending. As of December 31, 2014, we also had 47 pending foreign patent applications and 12 foreign patents issued. Each of the foreign patent applications is related to a U.S. patent or a pending U.S. patent application. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to amend, abandon, or otherwise not pursue prosecution of certain pending patent applications or of certain inventions disclosed in those patent applications due to patent examination results, strategic concerns, economic considerations or other factors. To the extent that a patent is issued, any such issued patent may be contested, circumvented, found unenforceable or invalidated and we may be unwilling or unable to prevent third parties from infringing a particular patent. Moreover, we cannot assure you that we can successfully use our patents to prevent competitors from copying our products or developing competing technologies. We will continue to assess appropriate occasions to seek patent protection for aspects of our technology that we believe provide us a significant competitive advantage in the market.

As of December 31, 2014, we have the trademarks for “AUDIENCE,” “EARSMART,” earSmart Logo, “THE WORLD’S MOST INTELLIGENT VOICE PROCESSOR,” and “HEAR AND BE HEARD” registered in the U.S. We have the trademark for “AUDIENCE,” “EARSMART,” earSmart Logo, and “HEAR AND BE HEARD” registered in the European Union (“EU”), Japan, and South Korea. We have the trademark for “EARSMART” and earSmart Logo registered in China and the trademark “AUDIENCE” pending protection in China. We also have “AUDIENCE,” “EARSMART,” and earSmart Logo registered in Taiwan, and the EARSMART COMPOSITE MARK registered in South Korea. We have pending trademark applications for “AUDIENCE,” “EARSMART,” and earSmart Logo in India. In addition, we have pending trademark applications for “MOTIONQ,” “VOICEQ,” and “NUE” in the U.S. and for “NUE” in China, EU, India, Japan, South Korea, and Taiwan.

Employees

As of December 31, 2014, we had 319 employees in offices across North America, Asia and Europe including 84 employees in sales and marketing, 181 in research and development, 18 in manufacturing and operations and 36 in general and administration. We consider our current relationship with our employees to be good. None of our employees are represented by labor unions or have collective bargaining agreements.

Information about Segment and Geographic Revenue

We operate in one reportable segment related to the selling and marketing of voice and audio processors and licensing of processor IP for use in mobile devices. We have identified our president and chief executive officer as the Chief Operating Decision Maker (“CODM”) who manages our operations on a consolidated basis for purposes of allocating resources. When evaluating financial performance, the CODM reviews individual customer and product information, while other financial information is reviewed on a consolidated basis.

Substantially all of our revenue was generated from the sale of our products to CMs and OEMs whose primary manufacturing operations and distributors are in Asia. See Note 14 to our consolidated financial statements included in this Annual Report for additional information.

CORPORATE INFORMATION

We were founded in July 2000 in California under the name Applied Neurosystems Corporation, and we changed our name to Audience, Inc. in June 2002. In June 2011, we reincorporated as a Delaware corporation under the name Audience, Inc. On May 15, 2012, we made our initial public offering (“IPO”) and listed common stock on the NASDAQ Global Select Market under the symbol “ADNC.”

Our principal executive office is located at 331 Fairchild Drive, Mountain View, California 94043. Our telephone number is (650) 254-2800. Our website address is www.audience.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

On July 11, 2014, we acquired Sensor Platforms for approximately $41 million. Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. For additional details relating to this acquisition, please see Note 5 to our consolidated financial statements included in this Annual Report.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will no longer apply upon the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, operating results and cash flows. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline and you may lose all or part of your investment.

Risks related to our business and industry

We depend on Samsung for the majority of our revenue and the loss of, or a significant reduction in orders from, Samsung would adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

For 2014 and 2013, Samsung accounted for 75% and 63% of our total revenue, respectively, and we anticipate that Samsung will continue to represent a majority of our revenue at least through the end of 2015. Samsung may purchase fewer of our voice and audio processors than it did in the past, alter its purchasing patterns, modify the terms on which it purchases our products, or decide not to purchase our products at all. In addition, our revenue is dependent upon consumer acceptance of and demand for Samsung’s high-end smart phones, in which our products are incorporated. Samsung announced in July 2014 that it expected demand for its high-end smart phones to be weak in the third quarter of 2014 and later announced in October 2014 that its third quarter earnings decreased substantially as a result of declining phone sales due to increased smart phone competition. If Samsung continues to experience declining sales of its smart phones which include our processors, our business, financial condition, operating results and cash flows would be significantly harmed. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us. Samsung may seek second sources or decide to replace our processors with other hardware, software or lower cost solutions. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

We depend on a small number of OEMs for a substantial majority of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We derive a substantial majority of our revenue from sales to a small number of OEMs. For 2014, Samsung and Comtech, a distributor that sells our products to end customers, such as Xiaomi, accounted for 75% and 11% of our total revenues. We expect this concentration in a small number of OEMs and distributors to continue during 2015. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve widespread market acceptance or be produced in large number. We cannot assure you that we will be able to sustain our revenue from our existing OEMs. For example, we expect our licensing revenue on royalty payments from Apple to substantially decline as this OEM phases out older generations of mobile phones in which our processor IP had been included.

Our OEMs typically buy our processors on a purchase order basis and do not enter into long-term contracts or minimum purchase commitments that would obligate them to continue to buy additional processors from us in the future. For example, we announced in August 2013, July 2014 and October 2014 that weakness in demand for certain high-end smart phones was anticipated to cause a decline in the volume of processors purchased from us by our largest OEM and as a result, we had excess inventory for which we recorded reserves.

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

Decreased purchases by large OEM customers, whether for current or future mobile device models in which our products were included or otherwise, changes in their purchasing patterns, modification of terms or a disruption or termination of our relationships with these OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows. For example, due to weakness in demand for certain high-end smart phones we experienced a significant decline in the quarters ended September 30, 2014 and December 31, 2014. Decreased purchases by large OEM customers could also cause significant fluctuations in our results of operations because we have significant fixed expenses in the short term and may not be able to reduce expenses in a timely manner to offset such a short-fall. In addition, our sales and development cycle to obtain new design wins and new OEMs is long.

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

We are dependent on sales of mobile devices that incorporate our processors and software, and a decline in the demand for these mobile devices could harm our business.

Since inception, our revenue has been generated from the sale of processors and processor IP for mobile devices. Continued market adoption of mobile device sound quality solutions, as well as motion sensor and voice quality software, is critical to our future success. Our success is also dependent on our OEMs’ ability to successfully commercialize their mobile devices in which our solutions are incorporated. The markets for our OEMs’ mobile devices are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and increased device convergence and capabilities. Mobile devices incorporating our solutions may not achieve market success or may become obsolete. We cannot assure you that our OEMs will dedicate the resources necessary to promote and commercialize mobile devices incorporating our solutions, successfully execute their business strategies for these mobile devices, be able to manufacture quantities sufficient to meet demand or cost effectively manufacture mobile devices at high volume. Any of these factors, as well as more general mobile device industry issues, could result in a decline in sales of mobile devices that incorporate our products. If demand for our products or our OEMs’ mobile devices were to decline, fail to continue to grow at all or in a manner consistent with expectations, our revenue would decline and our business would be harmed.

We may not be successful in our efforts to diversify end user devices that incorporate our products and may not realize substantial revenue from sales of our products for devices other than high-end smart phones.

We have made efforts to diversify the end user devices that incorporate our products. As a result of recent design wins, our processors have been included in personal computers and a smartwatch. However, we have limited experience selling in these new markets in which competition for design slots is intense, and may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. If we are unable to realize more revenue from the sale of our products for devices other than high-end smart phones, we may not be able to maintain or increase our revenue.

We may not be successful in our efforts to expand our product offerings.

We have expanded our product portfolio to include codecs, which can translate back and forth between analog audio and digital signals, motion sensor software and voice quality software. We have limited experience in designing audio codecs, motion sensor software and audio quality software, and selling processors that include audio codecs or software. The market for audio codecs, motion sensor software and audio quality software is intensely competitive and we may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. In addition, we may encounter unforeseen difficulties, complications and other unknown factors that may delay deployment of processors that include our audio codec or in our software releases. If we are unable to realize revenue from the sale of our processors incorporating audio codecs or from our software offerings, we may not be able to maintain or increase our revenue.

In November 2014, we announced our first generation of software products that improve audio quality, reduce background noise and assist with voice-controlled applications. In addition, we are developing new versions of our processors that feature the ability to track and process information from motion sensors. We have limited experience in designing and selling software products and processors with motion sensing capabilities and may not be successful in doing so. In addition, we may encounter unforeseen difficulties, complications and other unknown factors that may delay deployment of our processors or software. The markets for audio software and motion sensor solutions are rapidly evolving and we may not achieve market acceptance or design wins in end user devices that are produced in substantial numbers. A failure to integrate our audio processing with motion sensing software in a timely manner, could adversely affect our business, financial condition or results of operations. If we are unable to realize revenue from the sale of our software and processors incorporating motion sensing, we may not be able to maintain or increase our revenue.

We have a history of losses, and we may not be able to achieve profitability in the future.

Since our formation, we incurred a net loss in every year prior to 2010 and we incurred a net loss in 2014. Although we had net income in 2010 through 2013, we experienced a net loss in the three months ended September 30, 2013 and each quarter thereafter. We expect to incur net losses in the three months ending March 31, 2015. As of December 31, 2014, our accumulated deficit was $98.1 million.

We anticipate continuing to spend significantly to develop new processors and software solutions and expand our business, including expenditures for additional personnel in sales, marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to maintain and sustain profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to maintain profitability.

Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we were profitable in 2010 through 2013, we were not profitable in 2014. We do not expect to be profitable in the three months ended March 31, 2015 and we may not be able to return to profitability in the near term. Failure to return to profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, and you should not rely on our quarterly comparisons as an indicator of future performance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Our sales cycles are long and unpredictable and our sales efforts require substantial time and expense. Our revenue is difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly. We ship a significant portion of our processors in the same quarter in which they are ordered such that small delays in receipt of purchase orders and shipment of products could result in our failure to achieve our internal forecasts or stock market expectations. In any quarter, our revenue may be largely attributable to the timing of our OEMs’ orders. Our OEMs often increase purchases of our processors as part of product launches and the timing of those product launches may cause the timing of our orders with our OEMs to fluctuate. Our revenue depends on the ability of OEMs to sell mobile devices that incorporate our processors. In addition, we expect our gross margins to fluctuate over time depending on the mix of more recently introduced products and older products that are subject to average selling price erosion resulting in declining margins, as well as the mix between sales of processors and license of our processor IP. For these reasons, comparisons of our operating results on a period to period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or the securities analysts that follow us, the price of our common stock may decline.

Other factors that are difficult to predict and that may affect our operating results include:

•	the timing and magnitude of shipments of our processors and the sale of mobile devices that have integrated and enabled our processor IP in each quarter;

•	the extent to which and the timing of when our OEMs launch new mobile devices incorporating our voice and audio processors;

•	deferral of purchases of existing mobile devices in anticipation of new devices from our OEMs;

•	the introduction of new mobile device operating systems or upgrades and their impact on sales of existing mobile devices;

•	the timing of product introductions or upgrades or announcements by us or our competitors;

•	the gain or loss of one or more design wins with one or more significant OEMs;

•	fluctuations in demand and prices for our voice and audio processors;

•	increases in the cost to manufacture, assemble and test our processors;

•	OEMs overbuilding inventories of mobile devices and reducing purchases of our processors as they sell their excess inventory;

•	efforts to reduce the cost and/or the bill of materials of OEMs’ mobile devices and the impact on our pricing;

•	our ability to anticipate changing demands and develop new technologies, products and improvements that meet OEM and MNO requirements on a timely basis;

•	production delays as a result of manufacturing capacity or quality issues;

•	unanticipated bad debt reserves or charges for excess or obsolete inventory;

•	changes in industry standards in the mobile device industry;

•	any change in the competitive landscape of our industry, including consolidation or the emergence of new competitors and announcements by us of significant acquisitions;

•	general economic conditions in the markets in which we operate; and

•	other factors outside of our control.

For these reasons, comparisons of our operating results on a period to period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

If we are unable to attract and retain highly qualified personnel, our business, financial condition, operating results and cash flows would be harmed.

Our future success depends on our continued ability to attract and retain highly qualified technical, sales, support and management personnel. In particular, our ability to improve and maintain our technology requires talented software and hardware development engineers with specialized skills in areas such as computational auditory scene analysis algorithms, acoustic engineering, digital and analog integrated circuit design, sensor analysis software and mobile systems design and integration. If we are unable to recruit and retain these engineers, the quality and speed with which our solutions are developed would likely be seriously compromised and our reputation and business would suffer as a result. Our sales positions require candidates with specific sales and engineering backgrounds in the integrated circuit or mobile device manufacturing industries and we may be unable to locate and hire individuals with these credentials as quickly as needed, if at all. Once new sales personnel are hired, we need a reasonable amount of time to train them before they are able to effectively and efficiently perform their responsibilities. Failure to hire and retain qualified sales personnel could adversely impact our sales. Competition for these and the other personnel we require, particularly in Silicon Valley, is intense. In recent months, our employees have been subject to aggressive recruitment efforts by established publicly traded companies, which has led to an increase in attrition. If our stock price performs poorly, it may adversely affect our ability to retain employees receiving stock-based compensation. We may fail to attract or retain highly qualified technical, sales, support and management personnel necessary for our business. If we are unable to attract and retain the necessary key personnel, our business, financial condition, operating results and cash flows could be harmed.

The market for mobile device components is highly competitive and includes larger companies with significantly greater resources than we have. If we are unable to compete effectively, we may experience decreased sales or increased pricing pressure, which would adversely impact our business, financial condition, operating results and cash flows.

The market for mobile device components is highly competitive and we expect competition to intensify in the future. There are a number of components in the voice and audio subsystem of a mobile device including baseband processors, audio codecs and voice and audio processors. We provide voice and audio processors, and have begun providing audio codecs to compete in the mobile device component market. We have also started to offer software solutions for motion sensing, such as MotionQ, and voice quality, such as Audience S1.0, and in the future, may elect to expand our offerings further to include other subsystem components. As such, we compete and, in the future may continue to compete, against companies offering those subsystem components. Companies that currently compete for sales of other mobile device components may enter the voice and audio processor market with stand-alone components or software solutions with other functionalities and compete with us.

We currently face, or expect to face, competition from a number of established companies that produce components or software for the mobile device audio subsystem, or provide motion sensor solutions, such as Cirrus Logic, DSP Group, Maxim, NXP, InvenSense, Qualcomm and Texas Instruments. We also face competition from smaller, privately held companies, such as Fortemedia and Hillcrest Labs, and could face competition from new market entrants, whether from new ventures or from established companies moving into the areas of voice and audio subsystems that our products address.

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

Many of our well established current and potential competitors have longer operating histories, greater brand awareness, a more diversified OEM base, a longer history of selling voice and audio subsystem components and software to OEMs and significantly greater financial, technical, sales, marketing and other resources than we have. As a result of their established presence in the industry, some of our competitors have substantial control and influence over future trends in the industry, including acceptance of a particular industry standard or competing technology. Many of our competitors benefit from long-standing relationships selling voice and audio subsystem components to key decision makers at many of our current and prospective OEMs. Our competitors may be able to leverage these existing OEM relationships to persuade our current and potential OEMs to purchase our competitors’ products, regardless of the performance or features of our processors. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, which could allow them to introduce new technologies and products to the market faster than we can. Because many of our competitors have greater resources than we have and are able to offer a more diversified and comprehensive bundle of products and services, these competitors may be able to adopt more aggressive pricing policies than we can, through which they could deliver competitive products or technologies at a lower price than our processors or provide free or promotional offers with the purchase of a package of products. Due to the larger production and sales volumes enjoyed by our larger competitors across multiple product families, our competitors may be able to negotiate price reductions, production dates and other concessions from their suppliers that we cannot. If our competitors are able to undercut our prices and/or improve their product performance, we may be unable to remain competitive in the industry and lose sales or be forced to reduce our selling prices. This could result in reduced gross margins, increased sales and marketing expenses or our failure to increase or maintain market segment share, any of which could seriously harm our business, financial condition, operating results and cash flows.

Our ability to compete effectively depends on a number of factors, including:

•	our ability to attract, retain and support OEMs and to establish and maintain relationships with MNOs;

•	our ability to recruit and retain engineering, sales and marketing personnel;

•	our processors’ scalability, performance, quality, ease of use and cost effectiveness relative to those of our competitors’ products;

•	our success in developing and creating demand for new and proprietary technologies to offer products and features, including, but not limited to, our recently introduced VoiceQ feature;

•	our ability to continue to improve and enhance the features and functions of our current products;

•	our success in identifying new markets, applications and technologies;

•	our products’ interoperability with various data access protocols and other voice and audio subsystem components of mobile devices;

•	our ability to continue to establish greater name recognition and build upon our reputation in the industry;

•	our ability to respond effectively to aggressive business tactics by our competitors, including providing software solutions, selling at lower prices, bundling products, or asserting intellectual property rights, irrespective of the validity of the claims; and

•	our ability to protect our intellectual property.

If the market for mobile devices with improved sound quality and the demand for our products do not continue to grow as we expect, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Our processors are designed to address the sound quality challenges faced by users with their mobile devices. OEMs and MNOs may decide that the costs of additional improvements to sound quality outweigh the benefits, which could limit demand for our solutions. Users may also be satisfied with existing sound quality or blame poor quality on their MNOs’ networks. The market for our products is evolving rapidly and is technologically challenging, and our future financial performance will depend in large part on growth of this market and our ability to adapt to user, OEM and MNO demands. Our current products are primarily focused on improving the sound quality of mobile devices. Consequently, we are vulnerable to fluctuations in or the absence of demand for products that improve sound quality. A number of factors could adversely affect the growth in the market or the demand for our products, including the following:

•	introduction of new mobile devices with different components or software that provide similar functionality as our products;

•	internally developed solutions that reduce the demand for our products;

•	lower cost solutions;

•	lack of user acceptance of sound quality improvements that we may develop or our inability to timely develop product enhancements that satisfy user requirements;

•	OEM budgetary constraints or reduced bill of materials spending on sound quality solutions; and

•	OEM design constraints for sound quality solutions and tradeoffs they face in the design process.

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

The largest component of our cost of revenue is production costs of our processors. We have made, and expect to continue to make, significant efforts to reduce the cost of our processors, including but not limited to wafer costs. Our processors are fabricated by TSMC and GlobalFoundries, for both of which we are not a large customer. We rely on third parties, such as STATS ChipPAC Ltd. for assembly, packaging and test. The low volume of our orders relative to other customers at these suppliers makes it difficult for us to control the cost of the fabrication of our processors. As compared to our larger competitors, we typically do not purchase a sufficiently high volume of wafers and services to obtain the discounts that our larger competitors may be able to obtain from their foundries and other suppliers. We do not have long-term supply contracts with our suppliers. If we are unable to reduce, or maintain controls over, our cost of manufacturing relative to our selling prices, our business, financial condition, operating results and cash flows could be materially and adversely impacted.

We may experience difficulties demonstrating the value to OEMs and MNOs of newer, higher priced products if they believe existing lower cost products are adequate to meet user expectations regarding sound quality, which would cause our revenue to decline and negatively affect our business, financial condition, operating results and cash flows.

As we develop and introduce new solutions, including audio and multisensory solutions, we face the risk that OEMs may not understand or be willing to bear the additional cost of incorporating these newer solutions into their mobile devices. MNOs may also be unwilling to require OEMs to include newer sound quality solutions if they believe users are satisfied with current solutions. Transitioning OEMs and MNOs to newer generations of solutions involves a substantial amount of time educating them on the benefits provided by the newer solutions. Regardless of the improved features or superior performance of the newer solutions, OEMs may be unwilling to adopt our new solutions as a result of design or cost constraints associated with their new mobile device introductions. We must also successfully manage product transition in order to minimize disruption in our OEMs’ ordering and purchasing patterns, provide timely availability of sufficient supplies of new products to meet OEM demand and avoid reductions in the demand for our existing processors. If we fail to manage the transition successfully, we may have to write down or write off excess inventory. Due to the extensive time and resources that we invest in developing new solutions, if we are unable to sell OEMs new generations of our solutions, our revenue could decline and our business, financial condition, operating results and cash flows could be negatively impacted.

If our voice and audio processors fail to integrate or interoperate with our OEMs’ product designs, including various system control and audio interface protocols, we may be unable to maintain or increase market segment share and we may experience reduced demand for our processors.

Our products must integrate and interoperate with our OEMs’ existing and future mobile devices, including components such as baseband processors, audio codecs, microphones and software applications, each of which may have different specifications. When new or updated versions of these components, interface protocols or software applications are introduced, or if we find defects in other vendors’ or our OEMs’ software or hardware or an incompatibility or deficiency in our products, we may need to develop updated versions of our products so that they interoperate properly. We may not complete these development efforts quickly, cost effectively or at all. These development efforts may require substantial capital investment and the devotion of substantial resources. In addition, our OEMs may rely on third-party vendors to provide chipset kits for our OEMs’ use in designing their mobile devices. These chipset kits may not include our products and may include components, hardware requirements, interface protocols or software applications that do not interoperate properly with our products. If we fail to achieve and maintain compatibility with components, hardware requirements, interface protocols or software applications, our products may not be able to fulfill our OEMs’ requirements, or we may experience longer design win and development cycles or our solutions may be designed out of mobile devices. As a result, demand for our products may decline and we may fail to increase or maintain market segment share.

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

We rely on a limited number of contractors for several key functions in producing our processors, including the processors themselves, which are primarily manufactured by TSMC and to a lesser extent by GlobalFoundries. We also rely on third parties, such as Signetics, Amkor and STATSChipPAC, for assembly, packaging, testing and warehousing, and other contractors for logistics. This reliance on a limited number of contractors involves several risks, including:

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

Our future effective income tax rates could be affected by changes in the relative mix of our operations and income among different geographic regions and by proposed and enacted U.S. federal income tax legislation, which could affect our business, financial condition, operating results and cash flows.

We have sought to structure our worldwide operations to take advantage of certain international tax planning opportunities and incentives. Our future effective income tax rates could be adversely affected if tax authorities in various jurisdictions challenge our international tax structure or if the relative mix of our U.S. and international income changes for any reason, or if U.S. or international tax laws were to change in the future. In particular, a majority of our revenue is generated from customers located outside the U.S. Foreign withholding taxes and U.S. income taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the U.S. Administration has considered initiatives such as limitations on deferral of U.S. taxation of foreign earnings, eliminating utilization or substantially reducing our ability to claim foreign tax credits and eliminating various tax deductions until foreign earnings are repatriated to the U.S., which could substantially reduce our ability to defer U.S. taxes. If any of these proposals are constituted into law, they could have a negative impact on our business, financial condition, operating results and cash flows. We cannot assure you that our effective tax rate will not increase in the future.

We may not be able to sustain or manage any future growth effectively. If we fail to manage our growth effectively, we may be unable to execute our business plan, sell our voice and audio solutions successfully and adequately address competitive challenges. As a result, our business, financial condition, operating results and cash flows may suffer.

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. In addition, we recently acquired Sensor Platforms, which will add motion sensing software to our technology offering. We have also expanded our international operations and as of December 31, 2014 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

We recently acquired Sensor Platforms, and in the future, we may acquire other businesses, products or technologies. Our ability to make and successfully integrate acquisitions is unproven and we may not realize the anticipated benefits of our recent acquisition or any other future acquisition. Any acquisition, including our acquisition of Sensor Platforms, has numerous risks. Such acquisitions may not strengthen our competitive position or achieve the financial and strategic goals for the acquired and combined businesses in a timely manner, or at all, and these acquisitions may be viewed negatively by OEMs, financial markets or investors. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses. We may also experience difficulty in retaining and motivating key personnel, as well as key customers, vendors and other business partners from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities and employees from other opportunities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. Acquisitions may also reduce our cash available for operations and other uses and could result in an increase in amortization expense related to intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business. Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, results of operations and cash flows.

We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.

Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would suggest a possible impairment include, but are not limited to a significant decrease in our stock price, material customer losses, an adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss in key personnel. We recorded goodwill related to a prior acquisition, and may do so in connection with any potential future acquisitions. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. For example, during the three months ended December 31, 2014, we recorded a $31.3 million impairment charge related to goodwill and intangible assets which was the result of a change in our enterprise value, based on the trading prices of our common stock.

The political and economic conditions of the countries in which we conduct business and other factors related to our international operations could adversely affect our business, financial condition, operating results and cash flows.

We have generated substantially all of our revenue from sales to CMs and OEMs that manufacture in Asia or distributors located in Asia and we expect sales to such CMs, OEMs and distributors to contribute a majority of our revenue in the foreseeable future. We have sales and technical support personnel in countries other than the United States and we outsource all manufacturing, assembly, packaging and test of our processors to third parties in Asia, as well as a portion of product development to third parties outside the U.S. During 2012, we opened our own design center in India and sales and sales support operations in China. During 2013 and 2014, we continued to expand our operations in these locations. Our international operations subject us to a variety of risks, including:

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

Because a portion of our business is conducted outside of the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and they could have a material adverse impact on our financial results and cash flows. Historically, we have paid our suppliers and sold our products in U.S. dollars. We have also historically paid our outsourced research and development services provider in U.S. dollars. As we start performing those research and development activities ourselves and have more significant non-U.S. payroll and operating expenses, we may begin to incur material expenses in currencies other than the U.S. dollar. Increases in the value of these currencies relative to the U.S. dollar could increase our operating expenses. In addition, an increase in the value of the U.S. dollar could increase the real cost of our products to OEMs that produce and sell their mobile devices outside of the United States. This may increase pressure on and result in erosion of our average sales prices without any offset in our production costs if we continue to pay those expenses in U.S. dollars, which could compress our margins. Average selling price erosion, compressed margins and increased operating expenses could have a negative effect on our business, financial condition, operating results and cash flows.

Our business is vulnerable to interruption by events beyond our control, including earthquakes, fire, floods, disease outbreaks and other catastrophic events.

Our corporate headquarters and the operations of our key OEMs, foundries and third-party contractors which we rely on for assembly, packaging, testing, warehousing and logistics are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay area, China, Japan, Singapore, South Korea and Taiwan. Our finished goods inventory of processors for many of our OEMs, including Samsung, is warehoused at a single facility located in Singapore, and any catastrophic loss to this facility could significantly disrupt our operations and delay shipments and revenue. A significant natural disaster, such as an earthquake, tsunami, fire or flood, or other catastrophic event such as disease outbreak, could have a material adverse impact on our business, financial condition, operating results and cash flows. In the event that any of our OEMs’ or CMs’ information technology systems, manufacturing facilities or logistics abilities are impeded by any of these events, shipments could be delayed and we could miss key financial targets, including revenue and earnings estimates, for a particular quarter.

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

The mobile device market is one in which competition is intense and OEMs attempt to defend and expand their market positions with their patent portfolios. In the event that one of our key OEMs were unable to market its products in one or more large geographic markets because of a court decision concluding that the OEM infringed another party’s patents, our revenue would be harmed. Our OEMs or their CMs may purchase fewer of our processors than they did in the past if such OEMs are enjoined from selling the mobile devices in which our processors are incorporated in certain markets or are required to redesign such mobile devices as a result of patent litigation. We anticipate that mobile device OEMs will continue to bring and litigate patent infringement cases against each other for some time and cannot assess the impact on our business, financial condition, operating results and cash flows from these cases.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of December 31, 2014, we held 68 issued U.S. patents expiring between July 2019 and July 2033 and also had 127 U.S. patent applications pending. As of December 31, 2014, we also had 47 pending foreign patent applications and 12 foreign patents issued. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

Patent protection outside of the United States is generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our processors are sold or may be sold in the future. Even if patents are granted outside of the United States, effective enforcement in those countries may not be available. For example, the legal regime protecting intellectual property rights in China is relatively weak and it is often difficult to create and enforce such rights. Furthermore, we have historically only filed foreign patent applications in a limited number of countries and for only a relatively small subset of our U.S. patent application portfolio. Even so, we may not be able to effectively protect intellectual property rights in China or elsewhere, even if patents are granted for these filed, foreign applications. Many companies have encountered substantial intellectual property infringement in countries where we sell or intend to sell processors. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our processors at competitive prices and to be a leading provider of processors may be adversely affected and our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

The trading prices of our common stock have been highly volatile and could be highly volatile in the future due to a number of factors. For example, since our IPO, the closing sale prices of our common stock ranged from a low of $3.32 to a high of $22.36. In addition, following our announcement in October 2014 regarding the continued softness in demand for high-end smart phones incorporating our products and our expectation that we would not see a recovery in such high-end smart phones during the remainder of 2014, the trading price of our common stock declined significantly. Factors that could affect the trading price of our common stock, some of which are outside of our control, include the following:

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

We are involved in securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our business, financial condition, operating results and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The amended complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, we and the other defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, we and the other defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiffs’ motion to certify a class. A trial has been scheduled for September 21, 2015.We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our business, financial condition, operating results and cash flows.

In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our business, financial condition, operating results and cash flows.

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

If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, operating results or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each year beginning with 2013. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, once we are no longer an emerging growth company as defined in the JOBS Act, an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the Annual Report that we filed with the SEC for 2013. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) January 1, 2018, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, operating results or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we would lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Our independent auditors will not be required to attest to their effectiveness while we are an emerging growth company under the JOBS Act. If our management and our independent auditors determine we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in us. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The Dodd-Frank Act imposes new disclosure requirements regarding the use of certain minerals and metals, known as “conflict minerals,” mined from the Democratic Republic of the Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements require us to engage in due diligence efforts beginning in 2013 to ascertain and disclose the origin of some of the raw materials used in our products. Despite litigation resulting in the limitation of certain requirements, initial disclosures were required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year. We incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of materials used in our products and other potential changes to our products, processes or sources of supply as a consequence of such due diligence. The implementation of these requirements and our compliance procedures could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that the foundries that manufacture our products will be able to obtain sufficient quantities of materials from such suppliers or at competitive prices. Also, our reputation with our customers and our stockholders could be damaged if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for the materials used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the Democratic Republic of the Congo or adjoining countries, certain of our customers may discontinue or reduce purchases of our products, which could materially and adversely affect our business, financial condition, operating results and cash flows.

Insiders have substantial control over us, which could limit your ability to influence corporate matters.

As of December 31, 2014, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 39% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to exercise significant influence over the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; and

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our business could be negatively affected as a result of the actions of activist stockholders.

Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Furthermore, any perceived uncertainties may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, financial condition, operating results and cash flows would be adversely affected.

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

Our principal administrative and research and development facility is located at our headquarters in Mountain View, California where we currently lease approximately 87,565 square feet of office space. Our lease for this facility commenced during the fourth quarter of 2013 with a term of ten years expiring on October 31, 2023 with an option to extend for an additional five years. We had a lease for approximately 28,561 square feet of office space for sales, marketing, customer support and administrative functions in Mountain View, California that expired on January 20, 2014. In addition, we lease office space in Scotts Valley, California, Lafayette, Colorado and India for research and development. We also lease sales offices in China, South Korea, Taiwan and Singapore.

We believe that our existing properties are in good condition and are sufficient and suitable to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand our markets and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. We have also received a complaint which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to our IPO which contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, financial condition, operating results and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial has been scheduled for September 15, 2015. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our business, financial condition, operating results or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market under the trading symbol “ADNC” since May 10, 2012. Prior to that date, there was no public trading market for our common stock. For 2014 and 2013, the following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$13.59	$9.84	$16.45	$8.87
Second Quarter	$13.11	$11.10	$16.91	$12.43
Third Quarter	$12.27	$7.21	$13.70	$9.25
Fourth Quarter	$7.83	$3.17	$12.88	$8.86

On December 31, 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $4.40. As of February 27, 2015 we had 43 holders of record of our common stock (not including beneficial owners of stock held in street name).

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

The following graph shows a comparison from May 10, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Composite Index and the Philadelphia Semiconductor Index. Such returns are based on historical results and are not intended to forecast or be indicative of possible future performance of our common stock. Data for the NASDAQ Composite Index and the Philadelphia Semiconductor Index assume reinvestment of dividends.

CUMULATIVE TOTAL RETURN	5/10/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Audience, Inc	100.00	100.94	32.46	54.40	79.84	69.16	58.85	60.94	65.45	62.62	38.74	23.04
NASDAQ Composite-Total Returns	100.00	98.28	103.51	99.22	113.04	118.15	131.38	146.02	147.23	155.05	158.52	167.55
Philadelphia Semiconductor Index	100.00	91.65	97.40	101.64	113.36	122.09	128.72	140.92	155.17	168.92	170.43	185.25

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.	Selected Financial Data

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

We derived our selected consolidated statements of operations data for 2014, 2013 and 2012 and our consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. We derived our selected consolidated statements of operations data for 2011 and 2010 and our selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements and related notes that are not included in this Annual Report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2014 (2)	2013	2012	2011	2010
	(in thousands, except per share data)
Selected consolidated statements of operations data:
Revenue:
Hardware	$104,123	$150,010	$107,267	$97,668	$47,920
Licensing	9,217	10,121	36,638	—	—

Total revenue	113,340	160,131	143,905	97,668	47,920
Cost of revenue (1)	56,572	71,267	62,247	45,707	19,314

Gross profit	56,768	88,864	81,658	51,961	28,606
Operating expenses:
Research and development (1)	50,613	43,256	31,520	21,578	11,445
Selling, general and administrative (1)	46,153	41,346	35,271	21,237	12,217
Impairment of goodwill and intangible assets	31,336	—	—	—	—

Total operating expenses	128,102	84,602	66,791	42,815	23,662

Income (loss) from operations	(71,334)	4,262	14,867	9,146	4,944
Interest income (expense), net	38	157	164	(8)	(17)
Other expense, net	(347)	(280)	(586)	(843)	(139)

Income (loss) before income taxes	(71,643)	4,139	14,445	8,295	4,788
Income tax provision (benefit)	1,968	2,069	(1,152)	—	—

Net income (loss)	$(73,611)	$2,070	$15,597	$8,295	$4,788

Net income (loss) per share:
Basic	$(3.25)	$0.10	$0.73	$0.16	$—

Diluted	$(3.25)	$0.09	$0.65	$0.14	$—

Weighted average shares used in computing net income (loss) per share:
Basic	22,683	21,467	13,377	948	620

Diluted	22,683	23,197	15,687	3,384	620

	December 31,
	2014 (2)	2013	2012	2011	2010
	(in thousands)
Selected consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$55,183	$139,546	$127,638	$15,983	$12,095
Working capital	79,680	146,242	132,951	34,696	25,073
Total assets	114,842	179,419	170,859	49,865	36,741
Total liabilities	17,559	20,038	24,924	13,962	10,758
Capital stock	195,374	183,862	172,482	78,081	76,397
Total stockholders’ equity (deficit)	97,283	159,381	145,935	(38,445)	(48,365)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$338	$305	$150	$90	$62
Research and development	3,449	2,166	1,023	416	227
Selling, general and administrative	4,001	3,189	1,961	884	258

Total stock-based compensation expense	$7,788	$5,660	$3,134	$1,390	$547

(2)	On July 11, 2014, we acquired Sensor Platforms for approximately $41 million. As part of the purchasing accounting, $20.7 million was allocated to goodwill and $19.0 million was allocated to intangible assets, of which $18.0 million related to developed technology and $1.0 million related to customer relationships. As a result of a significant drop in the trading prices of our common stock in the public stock market during the three months ended December 31, 2014, we performed impairment analyses on both our goodwill and long-lived assets as of November 1, 2014. Based on the results of the impairment analyses, we recorded impairment charges of $20.7 million for goodwill, $10.5 million for the developed technology intangible asset and $0.1 million for the customer relationships intangible asset. The total impairment charge of $31.3 million is shown as a separate line item in operating expenses.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk factors” and “Special note regarding forward-looking statements and industry data” included elsewhere in this Annual Report on Form 10-K.

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

We recorded total revenue of $113.3 million, $160.1 million and $143.9 million for 2014, 2013 and 2012, respectively. We recorded a net loss of $73.6 million for 2014 and net income of $2.1 million and $15.6 million for 2013 and 2012, respectively.

On July 11, 2014, we completed our acquisition of Sensor Platforms. Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. We believe the combination of Sensor Platforms’ motion sensing technology with our voice and audio solutions places the combined company in a unique position to deliver compelling solutions based on the fusion of voice and motion.

We work with OEMs to have our voice and audio processors and, more recently, software designed into their products, which we refer to as design wins. We generally sell our voice and audio processors directly to OEMs and their CMs on a purchase order basis. We also sell a small portion of our products indirectly to OEMs through distributors. For a single OEM, we also license processor IP, which that OEM has integrated into certain of its mobile phones, and we began to recognize royalty revenue for the use of our processor IP from this OEM in 2012. In addition, we currently license software that interprets sensor data related to the motion of mobile devices and have announced our first stand-alone software product that improves sound quality and suppresses background noise. Our OEMs’ products are complex and require significant time to design, launch and ramp to volume production. As a result, our sales cycle is lengthy. We typically commence commercial shipments of our products up to one year following a design win. Because the sales cycle for our products is long, we incur expenses to develop and sell our products, regardless of whether we achieve a design win and well in advance of generating revenue, if any. In addition, achieving a design win from an OEM does not ensure that the OEM will begin producing the related product in a timely manner, if at all, or that the design win will ultimately generate additional revenue for us.

Although we have been impacted by softness in demand for certain high-end smart phones sold by our largest OEM, we intend to continue to invest in projects to support future revenue growth and revenue diversification.

We anticipate that our operating results will continue to fluctuate and be subject to consumer demand for high-end smart phones and anticipate that reductions in demand by our large OEM customers will continue to have a disproportionate impact on our results.

Business factors affecting our performance

Competition in market for voice and audio improvement. The market for our products is evolving rapidly and is technologically challenging. Our success will depend, in part, on growth of this market, our ability to adapt to demands from users, OEMs and MNOs, and our ability to remain competitive in the industry. OEMs and MNOs may decide that the costs of improving sound quality outweigh the benefits, which could limit demand for our solutions. User demand for new levels of voice and audio quality and functionality will depend on our ability to provide solutions that continue to improve the user experience and our ability to convey the impact of our solutions.

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

We estimate the life cycle of our OEMs’ mobile devices on the basis of our history with the OEM, the type of mobile device and discussions with our OEMs. A given design win can generate a wide range of sales volumes for our products, depending on the market demand for our OEMs’ mobile devices. The market demand for our OEMs’ mobile devices, in turn, can depend on a number of factors, including the reputation of the OEM, the geographic markets in which the OEM intends to introduce the mobile devices and whether the MNOs on whose networks the mobile devices are designed to operate provide marketing and subsidies for the mobile devices.

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Revenue from Samsung and Comtech, a distributor who sells our products to end customers including Xiaomi, accounted for 75% and 11%, respectively, of total revenue for 2014. Revenue from Samsung, Apple and Comtech accounted for 63%, 21% and 11%, respectively, of total revenue for 2013. Revenue from Samsung, Apple and Foxconn accounted for 48%, 27% and 14%, respectively, of total revenue for 2012. With respect to its 2011 model of its mobile phone, we began to recognize licensing revenue in 2012 as Apple transitioned from the purchase of our processors to the licensing of our processor IP for a royalty. No other OEM, CM or distributor accounted for 10% or more of our total revenue for 2014, 2013 or 2012.

Fluctuations in the demand for the products of our OEMs have a significant impact on our business as our OEMs reduce their purchase orders with us in response to such demands and competitive pressures. For example, we announced in July 2014 and October 2014 that weakness in demand for certain high-end smart phones was anticipated to cause a decline in the volume of processors purchased from us by Samsung, and that such weakness in demand was expected to continue. As a result, we expect that we will continue to incur net losses in 2015. We anticipate that fluctuations in demand for high-end smart phones and concentration of revenue in one or more OEMs will continue in the short-term and that we may not be able to foresee slowing demand early enough to take action to control our expenses. As a majority of our expenses, other than the cost of manufacturing our processors, are staff-related, a reduction in those expenses may be delayed in having an effect on our operating results. For example, in August 2014, we announced and implemented a restructuring plan for a workforce reduction through involuntary terminations. We may also impair our ability to grow our revenue in the future if our expense cuts cause us to forego development of future programs.

While we strive to expand and diversify our OEM base and expect our customer concentration to decline over time, we anticipate that sales to a limited number of OEMs will continue to account for a significant percentage of our total revenue for the foreseeable future. Our customer concentration may cause our financial performance to fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of these OEMs and the success of their products. The loss of or any significant decline in sales to these OEMs may have an adverse effect on our financial condition and results of operations.

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

Relationships with MNOs. MNOs can help determine product specifications for OEM products, thereby influencing the design and components selected by OEMs. We have invested and continue to invest significant resources in working with MNOs to increase awareness of the potential and benefits of our processors. We intend to continue our work with MNOs to educate them about the impact of sound quality on the user experience. However, MNOs may not continue to value additional improvements in sound quality that our products can provide and may not require their OEMs to meet certain sound quality specifications.

General economic conditions and geographic concentration. A global economic slowdown or financial crisis, similar to the one that occurred beginning in late 2008, would likely have a significant impact on the mobile device industry and our financial results. As the economy slows, consumer confidence may decline and, because our products serve the mobile device market, any decline in purchases by consumers of new mobile devices would adversely affect our revenue. Moreover, because our sales have been concentrated in a few select markets, including South Korea, China and the U.S., our financial results will be impacted by general economic and political conditions in these markets.

Components of our results of operations

Revenue

To date, we have generated hardware revenue from sales of our processors and codecs and we expect the sale of our processors to continue to represent the substantial majority of our revenue. For certain OEMs, we ship our voice and audio processors directly and recognize revenue at the time of delivery and title transfer. The transfer of risk and reward of ownership to customers is typically complete at the time of shipments as per our shipping terms. We also ship a small portion of our products to our distributors under our shipping terms. These distributors tend to buy from us at the request of specific OEMs, and we recognize revenue on sales to distributors when the distributor notifies us in writing of the final resale of our products.

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

Under a license agreement we entered into in 2008, we began to recognize licensing revenue on royalty payments in the first quarter of 2012. As part of our 2008 license agreement, we are entitled to receive a royalty fee for each 2011 model of mobile device that is sold incorporating our processor IP. For the 2012 and 2013 models of this mobile device, we are entitled to receive a royalty fee that depends upon whether our processor IP is incorporated and/or enabled in units sold. We entered into an additional license agreement in 2010 relating to a new generation of our processor IP. We do not expect to offer this arrangement to other OEMs. However, in 2014, we introduced our first software product and anticipate that it, as well as the acquisition of certain software products from Sensor Platforms, may lead us to recognize additional licensing revenue in the future.

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

Cost of revenue and gross margin

The largest components of our cost of revenue are costs of materials and outsourced manufacturing costs for the fabrication, assembly, packaging and test of our voice and audio processors. To a lesser extent, cost of revenue also includes expenses relating to cost of personnel, stock-based compensation, logistics and quality assurance, royalty expense, shipping, an allocation of overhead and provisions for excess and obsolete inventories, if any. Additionally, cost of revenue also includes the amortization of the developed technology intangible asset that we recorded as part of the purchase price accounting associated with the acquisition of Sensor Platforms in July 2014 (see Note 5 to our consolidated financial statements included in this Annual Report for additional information). We intend to continue to manage our cost of revenue through both cost improvements and economies of scale.

We expect our gross margins to fluctuate over time depending on the mix of newer, higher margin products and older products, whose margins have declined over time, as well as the mix between sales of processors, royalties from the license of processor IP, and sales of software. In general, new products with higher performance and more features tend to be priced higher and have higher gross margins. Consistent with trends in the semiconductor industry, we have reduced the price of certain of our products over time and may continue to do so in the future. As a normal course of business, we seek to offset the effect of declining average selling prices by reducing manufacturing costs of existing products and introducing new and higher value-added products. The license of our processor IP does not require the manufacture, assembly, packaging, test or shipment of integrated circuits, resulting in higher gross margins than for the sale of stand-alone processors.

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

Impairment of Goodwill and Intangible Assets. As a result of a significant drop in the trading prices of our common stock in the public stock market during the three months ended December 31, 2014, we performed impairment analyses on both our goodwill and long-lived assets as of November 1, 2014. Based on the results of the impairment analyses, we recorded an impairment charge of $31.3 million, which was comprised of $20.7 million for goodwill, $10.5 million for the developed technology intangible asset and $0.1 million for the customer relationship intangible asset. See Note 6 to our consolidated financial statements included in this Annual Report for additional information.

The impairment charge is shown as a separate line item in the operating expenses section of our Consolidated Statements of Operations.

Other expense, net

Although a majority of our sales are outside of the United States, we incur a substantial majority of our expenses and receive all of our revenue in U.S. dollars. As a result, our foreign currency related expense and income have not been material to date.

Income tax provision

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

Our effective tax rate may be affected by such factors as future changes in the realizability of our U.S. deferred tax assets, changes in tax laws, regulations or rates, changes in interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization, resolution of unrecognized tax benefits and shifts in the amount of income before tax earned in the United States as compared with other regions in the world.

Backlog

We do not believe that our backlog as of any particular date is meaningful, as our sales are made primarily pursuant to purchase orders. Only a small portion of our orders is noncancelable, and the dollar amount associated with the noncancelable portion is not significant.

Critical accounting policies and estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, our judgment is required in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of our consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on our historical experience and various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from the estimates we make. To the extent that there are differences between our estimates and our actual results, our future financial statement presentation, financial condition, operating results and cash flows would be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue recognition

We derive hardware revenue from the direct sale of processors and codecs to CMs and OEMs and indirect sales of processors and codecs to OEMs through distributors. We recognize revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. The transfer of risk and reward of ownership to the customers is typically met at the time of shipment as per our shipping terms. We had insignificant revenue from sales of our software products.

We do not offer CMs, OEMs or distributors return rights, rebates, price protection or other similar rights. However, in the past, we have occasionally accepted returns from distributors. As a result, product revenue is deferred until the distributor notifies us in writing of its resale of the products. Although we do not recognize hardware revenue from sales to our distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per our shipping terms, and the distributor is obligated to pay for the products at that time. Deferred revenue less the related cost of the inventories are included in our consolidated balance sheets under “Deferred credits and income.” We take into account the inventories held by our distributors in determining the appropriate level of provision for excess and obsolete inventory.

With respect to a single OEM, we provide rights to integrate certain of our processor IP into its mobile devices. This OEM has agreed to pay royalties based on its sales of mobile devices integrating and enabling our processor IP. Sales of mobile phones integrating our licensed processor IP began in the three months ended December 31, 2011 and we began to recognize licensing revenue in the three months ended March 31, 2012. We earn royalties on mobile phones integrating and enabling our licensed processor IP at the time of sale. We recognize licensing revenue based on mobile phone shipments reported during the quarter in which we receive the report, assuming that all other revenue recognition criteria are met at that time because we do not have other evidence to reasonably estimate the amount of royalties due. This OEM generally reports shipment information typically within 45 days following the end of their quarter. Since there is no reliable basis on which we can estimate our licensing revenues prior to obtaining the OEM’s reports, we recognize licensing revenues one quarter in arrears. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular quarter in which our processor IP is integrated by the agreed-upon royalty rate. We are reliant on the accuracy of shipment reports from this OEM in order to calculate our licensing revenue.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.

We evaluate goodwill, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment test as of October 1 of each year. Our annual impairment test as of October 1, 2014 did not result in an impairment of goodwill.

We evaluate goodwill using a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carry amount (book value), including goodwill, to the fair value of the reporting unit. We have only one reporting unit for the purposes of testing goodwill for impairment. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, we calculate the implied fair value of goodwill as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, we recognize the difference as an impairment charge.

As a result of a significant drop in the trading prices of our common stock in the public stock market during the three months ended December 31, 2014, we performed impairment analyses on both our goodwill and long-lived assets as of November 1, 2014. To determine the fair value of the reporting unit for the goodwill impairment analysis, we used the market approach whereby we considered our market capitalization, as determined by the trading prices of our capital stock in the public stock market, and control premiums for acquisition-related transactions in our industry.

In the first step of our November 1, 2014 goodwill impairment analysis, we determined that the carrying amount of our reporting unit exceeded the fair value of our reporting unit. After completing the second step of our impairment analysis, we recognized a goodwill impairment charge of $20.7 million. As a result of the charge, we did not have any goodwill on our consolidated balance sheet at December 31, 2014.

Long-Lived Assets

Long-lived assets such as intangible assets subject to amortization and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable from their future cash flows. The assets evaluated for impairment are grouped, based on our judgment, with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, the assets will be written down to their estimated fair value.

As a result of our impairment analysis performed as of November 1, 2014, we recorded an impairment charge of $10.6 million related to the write-down of our developed technology intangible asset and customer relationship intangible asset.

The undiscounted cash flows were determined at the asset group level (which was determined to be equal to the reporting unit level) using the income approach. In applying the income approach, we made certain assumptions as to the amount and timing of future expected cash flows. The amount and timing of future cash flows was based on our most recent long-term forecast of our expected future financial performance, including projections of revenues, cost of revenue, operating expenses, income taxes, depreciation and amortization expense, working capital requirements and capital expenditures. The terminal value, which represents the estimated value of cash flows beyond the last projected period in our analysis, was calculated using the market multiple approach and reflects our best estimate of the exit value under the recoverability test.

We determined the fair values of the developed technology intangible assets using the royalty relief method. In applying the royalty relief method, we made certain assumptions as to the amount and timing of future expected royalty savings and the appropriate discount rate. The amount and timing of future expected royalty savings is based on our projections of future revenues to be derived from existing technology and in-process research and development, costs to complete in-process research and development, royalty rates based on arm’s length royalty agreements and income taxes. The discount rate was based on the risk adjusted discount rate related to the developed technology.

The new carrying value of the developed technology intangible asset is being amortized over the remaining estimated useful life of the asset, which we determined to be approximately two years.

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

We also assess the likelihood that we will be able to realize our deferred tax assets. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. In determining the need for a valuation allowance, we consider historical losses, recent earnings, forecasted income, customer concentration, pricing pressure, competition from larger companies with significantly greater resources, and other risks inherent in the semiconductor industry. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more-likely-than-not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. As of December 31, 2014, the valuation allowance against our U.S. deferred income tax assets was approximately $25.4 million.

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

We do not provide for a U.S. income tax liability on the undistributed earnings of our foreign subsidiaries. The earnings of our foreign subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations.

Stock-based compensation

We measure stock-based compensation at the grant date based on the fair value of stock options and employee stock purchase grants under the employee stock purchase plan (“ESPP”) using the Black-Scholes-Merton (“BSM”) option pricing model. The fair value is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of the stock options we grant to nonemployees is estimated based on the fair market value on each vesting date, and is remeasured at each reporting period until the services required under the arrangement are completed.

Determining the fair value of stock options and ESPP grants at the grant date requires the input of various assumptions, including the fair value of the underlying common stock, expected future share price volatility and expected term. The assumptions used in calculating the fair value of stock options and ESPP grants represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock options that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from our estimate, stock-based compensation expense in future periods could be significantly different from what was recorded in the current period.

The BSM model requires the use of highly subjective and complex assumptions which determine the fair value of stock options and ESPP grants. We estimate the fair value of each stock option and ESPP grant on the date of grant and estimate expected volatility based on the historical volatility of a guideline group of publicly traded companies. The expected term of stock options is based upon the simplified method for estimating expected term. The expected term of ESPP grants is based upon the length of each respective purchase period. The risk-free rate for the expected term of stock options and ESPP grants is based on the U.S. Treasury Constant Maturity rate.

Stock-based compensation expense for restricted stock units (“RSUs”) is measured based on the closing fair market value of our common stock on the date of grant and expensed on a straight-line basis over the requisite service period.

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

Construction in progress

During 2012 and 2013, construction in progress included the build-to-suit construction cost of our headquarters and costs incurred related to the implementation of our enterprise resources planning (“ERP”) system. Pursuant to a lease agreement, we agreed to pay construction costs in excess of a certain amount, and we had certain indemnification obligations related to the construction. Therefore, we had capitalized the cost of the construction as construction in progress with a corresponding obligation for construction in progress in the consolidated balance sheets. See Note 8, “Commitments and Contingencies,” to our consolidated financial statements included in this Annual Report for additional information. Upon lease commencement, we concluded that the build-to-suit facility lease qualified for sale-leaseback accounting and determined that it would be treated as a sale-leaseback arrangement and as an operating lease. As of December 31, 2013, both projects were completed and capitalized as property and equipment in our consolidated balance sheets.

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

Results of operations

The following table sets forth our historical operating results for 2014, 2013 and 2012. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

	Year Ended December 31,
	2014		2013		2012
	(in thousands, except percentages)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue:
Hardware	$104,123	92%	$150,010	94%	$107,267	75%
Licensing	9,217	8%	10,121	6%	36,638	25%

Total revenue	113,340	100%	160,131	100%	143,905	100%
Cost of revenue	56,572	50%	71,267	44%	62,247	43%

Gross profit	56,768	50%	88,864	56%	81,658	57%
Operating expenses:
Research and development	50,613	45%	43,256	27%	31,520	22%
Selling, general and administrative	46,153	41%	41,346	26%	35,271	25%
Impairment of goodwill and intangible assets	31,336	27%	—	—	—	—

Total operating expenses	128,102	113%	84,602	53%	66,791	47%

Income (loss) from operations	(71,334)	(63)%	4,262	3%	14,867	10%
Interest income, net	38	0%	157	0%	164	0%
Other expense, net	(347)	0%	(280)	0%	(586)	0%

Income (loss) before income taxes	(71,643)	(63)%	4,139	3%	14,445	10%
Income tax provision (benefit)	1,968	2%	2,069	1%	(1,152)	(1)%

Net income (loss)	$(73,611)	(65)%	$2,070	2%	$15,597	11%

Comparison of 2014 and 2013

The following sets forth our operating results for 2014 and 2013. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Year Ended December 31,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
Hardware	$104,123	92%	$150,010	94%	$(45,887)	(31)%
Licensing	9,217	8%	10,121	6%	(904)	(9)%

Total revenue	$113,340	100%	$160,131	100%	$(46,791)	(29)%

Hardware revenue for 2014 was $104.1 million, compared to $150.0 million for 2013, a decrease of $45.9 million, or 31%. The decrease was due to two factors. First, one of our OEMs ended production of its 2010 model mobile phone in September 2013, which resulted in a $23.1 million decrease in revenue. Second, we were impacted by the softness in demand for certain high-end smart phones, which resulted in another $22.8 million decrease in revenue.

Licensing revenue for 2014 was $9.2 million, compared to $10.1 million for 2013, a decrease of $0.9 million, or 9%. The decrease was primarily due to declining demand for one of our OEM’s 2011 model of its mobile phones. We expect this royalty-related revenue to decline significantly in 2015.

In 2014, revenue from Samsung and Comtech, which sells our products to end customers including Xiaomi, accounted for 75% and 11% of total revenue, respectively. In 2013, Samsung, Apple and Comtech accounted for 63%, 21% and 11% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period.

Revenue by geography

	Year Ended December 31,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
South Korea	$85,008	75%	$102,305	64%	$(17,297)	(17)%
China	17,662	16%	46,702	29%	$(29,040)	(62)%
United States	10,247	9%	10,734	7%	$(487)	(5)%
Other	423	0%	390	0%	$33	8%

Total revenue	$113,340	100%	$160,131	100%	$(46,791)	(29)%

Revenue generated from Asia represented 91% and 93% of our total revenue for 2014 and 2013, respectively. Revenue generated in South Korea decreased $17.3 million for 2014 compared to 2013 primarily due to a $17.2 million reduction in demand from Samsung related to weaker sales of its high-end smart phones in 2014 compared with sales of its high-end smart phones in 2013. Revenue generated in China decreased $29.0 million primarily due to a $23.1 million reduction in demand from one of our OEM’s ending production of their 2010 phone in September of 2013.

Revenue generated in the United States, which was primarily comprised of our licensing revenue, represented 9% and 7% of our total revenue for 2014 and 2013, respectively. Revenue generated in the United States decreased $0.5 million for 2014 compared to 2013 and was primarily due to the decrease in licensing revenue from one of our OEMs.

Cost of revenue and gross profit

	Year Ended December 31,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Cost of revenue	$56,572	50%	$71,267	45%	$(14,695)	(21)%
Gross profit	56,768	50%	88,864	55%	$(32,096)	(36)%

Cost of revenue for 2014 was $56.6 million, compared to $71.3 million for 2013, a decrease of $14.7 million, or 21%. A decrease of $6.6 million was due to one of our OEMs ending production of its 2010 model mobile phone in September 2013, and the remaining decrease was primarily due to softness in demand for certain high-end smart phones. This was partially offset by an increase of approximately $1.6 million in amortization expense related to the developed technology intangible asset acquired in connection with our acquisition of Sensor Platforms.

Gross margin percentage was 50% and 55% for 2014 and 2013, respectively. The decrease was primarily due to one of our OEMs ending production of its 2010 model mobile phone in September of 2013, a reduction in average selling prices related to our older generation products, and amortization expense related to the developed technology intangible asset acquired in connection with our acquisition of Sensor Platforms.

Operating expenses

	Year Ended December 31,
	2014		2013		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Research and development	$50,613	45%	$43,256	27%	$7,357	17%
Selling, general and administrative	46,153	41%	41,346	26%	4,807	12%
Impairment of goodwill and intangible assets	31,336	27%	—	—	31,336	nm

Total operating expenses	$128,102	113%	$84,602	53%	$43,500	51%

nm—not meaningful

Research and development. Research and development expenses for 2014 were $50.6 million, compared to $43.3 million for 2013, an increase of $7.4 million, or 17%. The increase was primarily due to a $5.4 million increase in employee-related expenses (primarily including increases of $4.2 million in salaries, payroll taxes, employee benefits and stock-based compensation as a result of additional headcount and $0.7 million of restructuring charges due to the implementation of a restructuring plan for a workforce reduction through involuntary terminations), and an increase in facility and information technology expenses of $2.3 million as a result of our move to a new facility in Mountain View, California that occurred in October 2013. Additionally, licensing expense and consulting and outside services expenses increased $0.8 million in order to support the increase in research and development activities, and depreciation expense increased $0.2 million related to the increase in fixed assets. These were partially offset by a $1.5 million decrease in costs associated with certain engineering and design efforts due to the cancellation of certain projects.

Selling, general and administrative. Selling, general and administrative expenses for 2014 were $46.2 million, compared to $41.3 million for 2013, an increase of $4.8 million, or 12%. The increase was due to an increase in depreciation expenses of $2.0 million primarily due to our new facility build-out in Mountain View, California that was completed upon the commencement of our occupancy in October 2013, an increase in professional services fees of $1.2 million primarily related to the acquisition of Sensor Platforms, an increase of $0.7 million of restructuring charges due to the implementation of a restructuring plan for a workforce reduction through involuntary terminations, an increase in consulting fees of $0.6 million for management consulting services, and amortization expense of $0.5 million related to the customer relationship intangible asset acquired in connection with the acquisition of Sensor Platforms. These were partially offset by reductions in travel related expenses of $0.3 million.

Impairment of goodwill and intangible assets. As a result of a significant drop in the trading prices of our common stock in the public stock market during the three months ended December 31, 2014, we performed impairment analyses on both our goodwill and long-lived assets as of November 1, 2014. Based on the results of the impairment analyses, we recorded an impairment charge of $31.3 million, which was comprised of

$20.7 million for goodwill, $10.5 million for the developed technology intangible asset and $0.1 million for the customer relationship intangible asset. See Note 6 to our consolidated financial statements included in this Annual Report for additional information.

Other expense, net

	Year Ended December 31,
	2014	2013	Change
	(in thousands, except percentages)
	Amount	Amount	Amount	%
Other expense, net	$(347)	$(280)	$(67)	24%

Other expense, net, for each of 2014 and 2013 was $0.3 million. Other expense, net, was mainly related to foreign exchange losses for each of 2014 and 2013.

Income tax provision

	Year Ended December 31,
	2014	2013	Change
	(in thousands, except percentages)
	Amount	Amount	Amount	%
Income tax provision	$1,968	$2,069	$(101)	(5)%

Our income tax provision for 2014 was $2.0 million compared to $2.1 million for 2013. The decrease was primarily due to a decrease in current tax due to a pretax net loss in 2014, partially offset by an increase in the valuation allowance for U.S. deferred tax assets that was recorded during the three months ended September 30, 2014.

The effective tax rate for 2014 was (2.7)% compared to an effective tax rate of 50% for 2013. The decrease in the 2014 effective tax rate was primarily a result of our pretax loss in 2014 and the increase in the valuation allowance for U.S. deferred tax assets.

Comparison of 2013 and 2012

Revenue

	Year Ended December 31,
	2013		2012		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
Hardware	$150,010	94%	$107,267	75%	$42,743	40%
Licensing	10,121	6%	36,638	25%	(26,517)	(72)%

Total revenue	$160,131	100%	$143,905	100%	$16,226	11%

Hardware revenue for 2013 was $150.0 million, compared to $107.3 million for 2012, an increase of $42.7 million, or 40%. The increase was due primarily to increased sales to Samsung of $32.4 million and sales to Chinese OEMs of $13.7 million, partially offset by a decline in the purchase of our hardware processor by Apple and its CMs of $6.6 million.

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

In 2013, Samsung, Apple and Comtech accounted for 63%, 21% and 11% of total revenue, respectively. In 2012, Samsung, Apple and Foxconn accounted for 48%, 27% and 14% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period. Aggregate sales to distributors accounted for less than 10% of our total revenue in 2012.

Revenue by Geography

	Year Ended December 31,
	2013		2012		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	%
Revenue:
South Korea	$102,305	64%	$70,740	49%	$31,565	45%
China	46,702	29%	33,006	23%	13,696	41%
United States	10,734	7%	39,732	28%	(28,998)	(73)%
Other	390	0%	427	0%	(37)	(9)%

Total revenue	$160,131	100%	$143,905	100%	$16,226	11%

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

Research and development

Research and development expenses for 2013 were $43.3 million, compared to $31.5 million for 2012, an increase of $11.7 million, or 37%. The increase was primarily due to additional headcount, resulting in a $6.9 million increase in salaries, employee-related benefits and stock-based compensation expense. During 2013, we moved into new lease facilities to accommodate headcount growth resulting in a $2.1 million increase for domestic and international facilities and related costs. Depreciation of assets and amortization of software and licenses increased by $1.1 million in order to support the increase in research and development activities. The increase was also due to a decrease in research and development reimbursements of $1.3 million compared to 2012 for the performance of nonrecurring engineering work. Increases were partially offset by $0.7 million in lower costs for consulting and outside services, including offshore providers of product development services.

Selling, general and administrative

Selling, general and administrative expenses for 2013 were $41.3 million, compared to $35.3 million for 2012, an increase of $6.1 million, or 17%. The increase was primarily due to additional headcount, resulting in a $3.7 million increase in salaries, employee-related benefits and stock-based compensation expense. During 2013, we moved into new lease facilities to accommodate headcount growth resulting in a $1.4 million increase for domestic and international facilities and related costs. In addition, depreciation of assets and amortization of software and licenses increased by $1.1 million, which was related to the implementation and integration of a new ERP system.

Other expense, net

	Year Ended December 31,
	2013	2012	Change
	(in thousands, except percentages)
	Amount	Amount	Amount	%
Other expense, net	$(280)	$(586)	$306	(52)%

Other expense, net for 2013 was $0.3 million, compared to $0.6 million for 2012, a decrease of $0.3 million, or 52%. The decrease in 2013 was primarily related to the elimination of the mark-to-market adjustments in the fair value of our convertible preferred stock warrants that occurred during 2012. Almost all of these convertible preferred stock warrants were converted to common stock upon our IPO.

Income tax provision (benefit)

Income tax provision for 2013 was $2.1 million compared to an income tax benefit of $1.2 million for 2012, a change of $3.3 million. The increase in income tax provision in 2013 was primarily related to income taxes in the United States as a result of the limitation on the use of research and development (“R&D”) credits to offset U.S. taxable income, and in addition the partial valuation allowance release in 2013 was offset by deferred tax expense. The income tax benefit in 2012 was primarily due to tax benefit from the partial valuation allowance release on U.S. federal deferred tax assets.

The effective tax rate for 2013 was 50.0% compared to an effective tax rate of (8.0)% for 2012. The increase in the 2013 effective tax rate was a result of our lower pre-tax income, the increase in the valuation allowance and higher unrecognized tax benefits partially offset by the reinstatement of the federal R&D credits in 2013.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2014. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report, and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. The results of historical periods are not necessarily indicative of the results expected for a full year or any future period. The following two tables present our unaudited quarterly consolidated statements of operations data first in dollars and then as a percentage of total revenues for the periods presented.

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share data)
Revenue:
Hardware	$15,037	$20,015	$34,995	$34,076	$31,109	$32,445	$42,788	$43,668
Licensing	2,171	2,636	2,526	1,884	2,032	2,007	2,521	3,561

Total revenue	17,208	22,651	37,521	35,960	33,141	34,452	45,309	47,229
Cost of revenue	10,129	12,063	17,016	17,364	15,806	15,179	18,562	21,720

Gross profit	7,079	10,588	20,505	18,596	17,335	19,273	26,747	25,509
Operating expenses:
Research and development	11,468	13,594	13,363	12,188	11,958	11,499	10,349	9,450
Selling, general and administrative	9,581	11,996	12,331	12,245	10,279	9,929	10,793	10,345
Impairment of goodwill and intangible assets	31,336	—	—	—	—	—	—	—

Total operating expenses	52,385	25,590	25,694	24,433	22,237	21,428	21,142	19,795

Income (loss) from operations	(45,306)	(15,002)	(5,189)	(5,837)	(4,902)	(2,155)	5,605	5,714
Interest income, net	5	5	10	18	29	37	37	54
Other expense, net	(201)	(80)	(33)	(33)	(71)	(50)	(84)	(75)

Income (loss) before income taxes	(45,502)	(15,077)	(5,212)	(5,852)	(4,944)	(2,168)	5,558	5,693
Income tax provision (benefit)	15	1,231	(763)	1,485	(2,023)	153	2,891	1,048

Net income (loss)	$(45,517)	$(16,308)	$(4,449)	$(7,337)	$(2,921)	$(2,321)	$2,667	$4,645

Net income (loss) per share:
Basic	$(1.96)	$(0.71)	$(0.20)	$(0.33)	$(0.13)	$(0.11)	$0.13	$0.22
Diluted	$(1.96)	$(0.71)	$(0.20)	$(0.33)	$(0.13)	$(0.11)	$0.11	$0.20
Weighted average shares used in computing net income (loss) per share:
Basic	23,173	22,810	22,518	22,221	22,012	21,636	21,240	20,961
Diluted	23,173	22,810	22,518	22,221	22,012	21,636	23,230	23,324

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(as a percent of total revenue for period presented)
Revenue:
Hardware	87%	88%	93%	95%	94%	94%	94%	92%
Licensing	13%	12%	7%	5%	6%	6%	6%	8%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	59%	53%	45%	48%	48%	44%	41%	46%

Gross profit	41%	47%	55%	52%	52%	56%	59%	54%
Operating expenses:
Research and development	66%	60%	35%	34%	36%	33%	23%	20%
Selling, general and administrative	56%	53%	33%	34%	31%	29%	24%	22%
Impairment of goodwill and intangible assets	182%	0%	0%	0%	0%	0%	0%	0%

Total operating expenses	304%	113%	68%	68%	67%	62%	47%	42%

Income (loss) from operations	(263%)	(66%)	(13%)	(16%)	(15%)	(6%)	12%	12%
Interest income, net	0%	0%	0%	0%	0%	0%	0%	0%
Other expense, net	(1%)	(1%)	0%	0%	0%	0%	0%	0%

Income (loss) before income taxes	(264%)	(67%)	(13%)	(16%)	(15%)	(6%)	12%	12%
Income tax provision (benefit)	0%	5%	(2%)	4%	(6%)	1%	6%	2%

Net income (loss)	(264%)	(72%)	(11%)	(20%)	(9%)	(7%)	6%	10%

Quarterly Trends

In the three months ended September 30, 2013, total revenue decreased by $10.9 million from the prior quarter primarily due to lower sales to Samsung.

Total revenue in the three month periods ended September 30, 2014 and December 31, 2014 decreased compared to prior quarters in 2014 and 2013. For the three-month periods ended September 30, 2014 and December 31, 2014, total revenue decreased by $14.9 million and $5.4 million, respectively, from the respective prior quarter primarily due to lower sales to Samsung.

Operating expenses and loss before income taxes for the three months ended December 31, 2014 increased by $26.8 million and $30.4 million, respectively, from the prior quarter primarily due to an impairment charge of $31.3 million related to goodwill and intangible assets as discussed in Note 6 to the consolidated financial statements included in this Annual Report.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of December 31, 2014, we had an accumulated deficit of $98.1 million. Our principal sources of liquidity have typically been cash flows from operations and proceeds from the exercise of stock options and our employee stock purchase plan.

As of December 31, 2014, we had cash and cash equivalents of $46.2 million, short-term investments of $9.0 million, restricted cash of $4.2 million, future minimum lease payment obligations of $39.4 million and no other debt. During 2014, we had access to a $10.0 million revolving line of credit facility with available funds based on eligible accounts receivable and customer purchase orders. The revolving line of credit agreement expired on December 31, 2014 and was not renewed.

We believe that our existing sources of liquidity will satisfy our working capital and capital requirements for at least the next 12 months. We have had net cash outflows from operating activities during each quarter and the year of 2014. We cannot assure you that we will be successful in executing our business plan, maintaining and growing our existing customer base or achieving profitability. Failure to generate sufficient revenue or control costs may require us to raise additional capital through equity or debt financing. Such additional financing may not be available on terms acceptable to us, or at all, and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs. If we are unable to obtain additional financing, it could have a material adverse effect on our business, financial condition, operating results and cash flows and our ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Our cash flows for 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(43,298)	$15,299	$26,943
Net cash used in investing activities	(39,090)	(5,976)	(24,016)
Net cash provided by financing activities	3,881	5,762	90,665

Cash flows from operating activities

Our operating cash flows primarily consist of and depend on the timing and amount of cash receipts from sales of our products and royalty payments, inventory purchases and our payment of operating expenses. Net cash provided by (used in) operating activities for the periods presented consisted of net income or losses adjusted for certain noncash items and changes in working capital. Within changes in working capital, changes in accounts receivable, inventory and accounts payable generally account for the largest adjustments, as we typically expect to use more cash to fund accounts receivable and build inventory as our business grows. Additionally, increases in accounts payable will typically provide more cash as we do more business with our contract foundries and other third parties, depending on the timing of payments.

For 2014, net cash used in operating activities was $43.3 million, compared to net cash provided by operating activities of $15.3 million in 2013. The net cash used in 2014 was primarily the result of a net loss of $73.6 million, an increase in inventories of $16.3 million due to softness in demand for certain high-end smart phones and a decrease of $4.5 million in accounts payable due to lower inventory purchases. These were partially offset by non-cash expense items including impairment of goodwill and intangible assets of $31.3 million, depreciation and amortization expense of $7.9 million, stock-based compensation expense of $7.8 million and inventory write-downs of $1.8 million, and a decrease in accounts receivable of $2.9 million due to the reduction in billings resulting from the softness in demand for certain high-end smart phones.

For 2013, net cash provided by operating activities was $15.3 million, as compared to $26.9 million for 2012. The most significant component of the 2013 decrease in cash provided by operating activities was lower net income, partially offset by lower accounts receivable due to earlier than expected payments from one customer.

Cash flows from investing activities

Our investing activities consist primarily of purchases and sales of short-term investments and purchases of property and equipment.

For 2014, net cash used in investing activities was $39.1 million, compared to $6.0 million in 2013. Net cash used in investing activities for 2014 consisted primarily of the acquisition of Sensor Platforms for $35.4 million (net of cash acquired), the purchase of marketable securities of $27.0 million, the acquisition of property and equipment of $5.5 million to support our ongoing business efforts, and a payment of $4.2 million to an escrow agent in connection with our acquisition of Sensor Platforms. These were partially offset by the proceeds from the sale and maturities of marketable securities of $32.9 million.

For 2013, net cash used in investing activities was $6.0 million, compared to $24.0 million for 2012. The decrease in 2013 was primarily due to the net purchase of marketable securities following our IPO in 2012 and by the net sale of marketable securities during 2013, which was partially offset by purchased property and equipment of $9.1 million to support the growth in our business.

Cash flows from financing activities

For 2014, net cash provided by financing activities was $3.9 million, compared to $5.8 million for 2013. Net cash provided by financing activities during 2014 was primarily due to proceeds of $4.4 million from the exercise of employee stock options and employee stock purchase plans, partially offset by tax payments related to RSUs of $0.5 million.

For 2013, net cash provided by financing activities was $5.8 million, compared to net cash provided of $90.7 million for 2012. During 2013, we received proceeds of $5.0 million from the exercise of stock options and employee stock purchase plan. Up to 2012, we had financed our operations primarily with proceeds from the sale of our convertible preferred stock and borrowings under our credit facilities. In 2012, we received net inflows of cash from financing activities related to our IPO, which we do not expect to recur.

Off balance sheet arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Restructuring

In the three months ended September 30, 2014, we encountered a significant downturn in demand from one of our major customers due to the continuing softness with certain high-end smart phones, which caused a disproportionate impact on our operating results and financial outlook in the short-term. In an effort to align overall spending with revenue, we announced and implemented a restructuring plan for a workforce reduction through involuntary terminations.

The total restructuring charges for 2014 were approximately $1.4 million, out of which $1.3 million was paid as of December 31, 2014. The remaining balance of $0.1 million is expected to be paid during the three months ended March 31, 2015. The cost savings resulting from the restructuring are generally expected to be offset by increases in other expenses.

Recent accounting pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) which simplifies income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect to early adopt this guidance and we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014 because we are an emerging growth company under the Jobs Act and have elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. We did not elect for an early adoption of this new guidance. Upon adoption of the guidance in 2015, we plan to offset $0.3 million of the unrecognized tax benefits in noncurrent income taxes payable with the related deferred tax asset.

Contractual obligations and commitments

The following table summarizes our lease obligations and contractual obligations as of December 31, 2014:

	Payments Due by Fiscal Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Lease obligations (1)	$39,363	$4,844	$8,779	$8,466	$17,274
Contractual obligations (2) (3)	26,565	26,565	—	—	—

	$65,928	$31,409	$8,779	$8,466	$17,274

(1)	Our operating lease commitments as of December 31, 2014 primarily relate to the lease of our corporate headquarters in Mountain View, California and, to a lesser extent, our offices in Scotts Valley, California, Lafayette, Colorado, South Korea, Taiwan, China, Singapore and India. On June 5, 2012, we entered into a lease agreement for our corporate headquarters, which consists of 87,565 square feet in Mountain View, California. Our lease for this facility commenced during the fourth quarter of 2013 with a term of ten years and an option to extend for an additional five years. As of December 31, 2013, we had completed the build-out for our corporate headquarters and had taken occupancy of that facility.
(2)	As of December 31, 2014, we had purchase obligations of $26.6 million with our third-party foundries and other suppliers. Purchase obligations represent primarily outstanding purchase orders that we have placed with our suppliers. We may generally cancel these purchase commitments at any time; however, we are required to pay all costs incurred through the cancellation date. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we rarely cancel our orders once placed and the production process has begun.
(3)	As of December 31, 2014, we had $1.1 million of noncurrent gross unrecognized tax benefits under generally accepted accounting guidance. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. We are not able to provide a reasonable estimate of the timing of future payments relating to these potential obligations and, accordingly, these unrecognized tax benefits are excluded from this table. The possible reduction in these liabilities for uncertain tax positions in multiple tax jurisdictions that may impact the statement of operations in the next 12 months is not considered significant.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2014, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other expense, net” in the consolidated statements of operations for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

Given that the operating expenses that we incur in currencies other than U.S. dollars have not been a significant percentage of our revenue, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our financial condition, operating results or cash flows.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the overwhelming majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our financial condition, operating results and cash flows.

Interest rate sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments totaling $55.2 million as of December 31, 2014 and consisted primarily of cash, money market funds and U.S. government bonds and notes with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our financial condition, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term

“disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth in the 1992 version of the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. As a result of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to the Proxy Statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”).

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

3. Exhibits

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC.

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	1/13/2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.1	11/20/2013

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.	10-K	10.4	3/14/2014

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	10-Q	10.5	11/14/2013

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Edgar Auslander, Craig H. Factor, Stephanie Kaplan, Eitan Medina and Robert H. Schoenfield.	S-1	10.12	1/13/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

10.20#	Offer letter to Stephanie Kaplan, dated August 15, 2014	10-Q	10.20	11/17/2014

10.21#	Offer letter to Edgar Auslander, dated May 1, 2014

10.22#	Sensor Platforms 2004 Stock Plan.	S-8	99.1	7/30/2014

10.23+	International Distributor Agreement by and between the Registrant and Comtech International (Hong Kong) Limited dated March 31, 2014

21.1	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to request for confidential treatment filed with the Securities and Exchange Commission.
~	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIENCE INC.

By:	/s/ PETER B. SANTOS
Peter B. Santos
President and Chief Executive Officer

Date: March 9, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Peter B. Santos and Kevin S. Palatnik as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER B. SANTOS Peter B. Santos	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2015

/S/ KEVIN S. PALATNIK Kevin S. Palatnik	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2015

/S/ MARVIN D. BURKETT Marvin D. Burkett	Director	March 9, 2015

/S/ BARRY L. COX Barry L. Cox	Director	March 9, 2015

/S/ RICH GERUSON Rich Geruson	Director	March 9, 2015

/S/ MOHAN S. GYANI Mohan S. Gyani	Chairman and Director	March 9, 2015

/S/ GEORGE A. PAVLOV George A. Pavlov	Director	March 9, 2015

/S/ PATRICK SCAGLIA Patrick Scaglia	Director	March 9, 2015

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of Audience, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Audience, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 9, 2015

AUDIENCE, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$46,184	$124,691
Short-term investments	8,999	14,855
Restricted cash	4,200	170
Accounts receivable, net of allowance for doubtful accounts of $46 and $0 as of December 31, 2014 and 2013, respectively	2,789	5,670
Inventories	27,999	13,422
Other current assets	3,880	4,676

Total current assets	94,051	163,484
Property and equipment, net	11,634	13,533
Intangible assets, net	6,317	—
Other noncurrent assets	2,840	2,402

Total assets	$114,842	$179,419

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,582	$6,304
Accrued and other liabilities	12,064	10,673
Deferred credits and income	725	265

Total current liabilities	14,371	17,242
Income taxes payable—noncurrent	1,114	935
Deferred rent—noncurrent	2,046	1,670
Other liabilities- noncurrent	28	191

Total liabilities	17,559	20,038

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock:
$0.001 par value—500,000,000 shares authorized as of December 31, 2014 and 2013; 23,289,034 shares and 22,111,375 shares issued and outstanding as of December 31, 2014 and 2013, respectively	23	22
Additional paid-in capital	195,351	183,840
Accumulated other comprehensive income	—	(1)
Accumulated deficit	(98,091)	(24,480)

Total stockholders’ equity	97,283	159,381

Total liabilities and stockholders’ equity	$114,842	$179,419

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Hardware	$104,123	$150,010	$107,267
Licensing	9,217	10,121	36,638

Total revenue	113,340	160,131	143,905

Cost of revenue	56,572	71,267	62,247

Gross profit	56,768	88,864	81,658

Operating expenses:
Research and development	50,613	43,256	31,520
Selling, general and administrative	46,153	41,346	35,271
Impairment of goodwill and intangible assets	31,336	—	—

Total operating expenses	128,102	84,602	66,791

Income (loss) from operations	(71,334)	4,262	14,867

Interest income, net	38	157	164
Other expense, net	(347)	(280)	(586)

Income (loss) before income taxes	(71,643)	4,139	14,445
Income tax provision (benefit)	1,968	2,069	(1,152)

Net income (loss)	$(73,611)	$2,070	$15,597

Net income (loss) per share:
Basic	$(3.25)	$0.10	$0.73

Diluted	$(3.25)	$0.09	$0.65

Weighted average shares used in computing net income (loss) per share:
Basic	22,683	21,467	13,377

Diluted	22,683	23,197	15,687

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(73,611)	$2,070	$15,597
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	31
Unrealized gain (loss) on available-for-sale securities, net of tax	1	(4)	3

Net comprehensive income (loss)	$(73,610)	$2,066	$15,631

See Notes to Consolidated Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	13,205,180	$74,348	1,023,736	$1	$3,732	$(31)	$(42,147)	$(38,445)
Issuance of common stock upon exercise of stock options	—	—	502,203	1	1,226	—	—	1,227
Issuance of common stock in connection with employee stock purchase plan	—	—	183,259	—	1,233	—	—	1,233
Issuance of common stock upon initial public offering, net of offering costs	—	—	5,838,198	6	86,974	—	—	86,980
Stock-based compensation	—	—	—	—	3,134	—	—	3,134
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Unrealized gain on short-term investments, net	—	—	—	—	—	3	—	3
Conversion of preferred stock to common stock	(13,205,180)	(74,348)	13,205,180	13	74,335	—	—	74,348
Warrants exercised	—	—	110,269	—	1,804	—	—	1,804
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	23	—	—	23
Net income	—	—	—	—	—	—	15,597	15,597

Balances at December 31, 2012	—	—	20,862,845	21	172,461	3	(26,550)	145,935
Issuance of common stock upon exercise of stock options	—	—	905,186	1	2,610	—	—	2,611
Issuance of restricted stock units	—	—	21,371	—	(107)			(107)
Common stock warrants exercised	—	—	976	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	320,997	—	2,401	—	—	2,401
Stock-based compensation	—	—	—	—	5,660	—	—	5,660
Unrealized gain on short-term investments, net	—	—	—	—	—	(4)	—	(4)
Tax windfall on stock-based compensation	—	—	—	—	815	—	—	815
Net income	—	—	—	—	—	—	2,070	2,070

Balances at December 31, 2013	—	—	22,111,375	22	183,840	(1)	(24,480)	159,381
Issuance of common stock upon exercise of stock options	—	—	667,024	1	1,952	—	—	1,953
Issuance of restricted stock units	—	—	104,874	—	(480)	—	—	(480)
Issuance of common stock in connection with employee stock purchase plan	—	—	405,761	—	2,407	—	—	2,407
Stock-based compensation	—	—	—	—	7,788	—	—	7,788
Fair value of stock options attributable to pre-combination services	—	—	—	—	209	—	—	209
Unrealized gain on short-term investments, net	—	—	—	—	—	1	—	1
Tax windfall on stock-based compensation	—	—	—	—	(365)	—	—	(365)
Net loss	—	—	—	—	—	—	(73,611)	(73,611)

Balances at December 31, 2014	—	$—	23,289,034	$23	$195,351	$—	$(98,091)	$97,283

See Consolidated Notes to Financial Statements

AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(73,611)	$2,070	$15,597
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites:
Depreciation and amortization	7,893	3,346	1,599
Write-down of inventory to net realizable value	1,764	458	2,934
Provision for doubtful accounts	117	—	—
Change in fair value of convertible preferred stock warrants	—	—	290
Stock-based compensation	7,788	5,660	3,134
Impairment of goodwill	20,734	—	—
Impairment of intangible assets	10,602	—	—
Excess tax benefit from stock options	—	(858)	—
Deferred income taxes	1,451	—	(2,013)
Loss on disposal of property and equipment	10	4	86
Amortization/accretion of marketable securities	—	69	69
Non-cash rent expense	—	663	579
Changes in assets and liabilities:
Accounts receivable	2,917	7,256	(4,461)
Inventories	(16,341)	(614)	4,042
Prepaid expenses and other assets	(1,113)	(1,252)	(1,779)
Accounts payable	(4,475)	(3,758)	2,570
Accrued and other liabilities	(1,384)	2,275	4,616
Deferred credits and income	350	(20)	(320)

Net cash provided by (used in) operating activities	(43,298)	15,299	26,943

Cash flows from investing activities
Acquisition of business, net of cash acquired	(35,446)	—	—
Payment to escrow agent in connection with acquisition	(4,200)	—	—
Purchases of property and equipment	(5,495)	(9,080)	(5,958)
Purchases of marketable securities	(26,994)	(21,896)	(26,098)
Proceeds from sales and maturities of marketable securities	32,850	25,000	8,000
Change in restricted cash	195	—	40

Net cash used in investing activities	(39,090)	(5,976)	(24,016)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	91,548
Proceeds from exercise of preferred stock warrants	—	—	400
Proceeds from exercise of stock options and employee stock purchase plan	4,360	5,011	2,543
Tax payments related to RSUs	(479)	(107)	—
Excess tax benefit from stock options	—	858	—
Payment of deferred offering costs	—	—	(3,723)
Repayment of equipment term loan	—	—	(103)

Net cash provided by financing activities	3,881	5,762	90,665

Effect of exchange rate change on cash and cash equivalents	—	—	31

Net increase (decrease) in cash and cash equivalents	(78,507)	15,085	93,623
Cash and cash equivalents
Beginning of period	124,691	109,606	15,983

End of period	$46,184	$124,691	$109,606

Supplemental disclosures:
Cash paid for income taxes	$91	$1,508	$68
Accrual for purchases of property and equipment	$5	$1,847	$—
Non-cash obligation for property, plant and equipment	$—	$—	$5,290
Conversion of convertible preferred stock to common stock	$—	$—	$74,348
Conversion of preferred stock warrants to common stock warrants	$—	$—	$23
Cashless conversion of common stock warrants to common stock	$—	$23	$—

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

Audience is a leader in providing intelligent voice and audio solutions that improve voice quality and the user experience in mobile devices. Its family of earSmart™ intelligent voice processors is based on the processes of human hearing, to suppress background noise and enhance mobile voice quality. Audience’s technology substantially improves the mobile voice experience, while also improving the performance of speech-based services, and enhancing audio quality for multimedia. Audience earSmart™ processors are featured in mobile devices from leading providers in Asia-Pacific, Europe and the United States (“U.S.”). Audience has also started to offer software solutions for motion sensing, such as MotionQ, and voice quality, such as Audience S1.0.

The Company outsources the manufacture of its voice and audio processors to independent foundries and uses third parties for assembly, packaging and test. The Company sells its products globally, directly to original equipment manufacturers (“OEMs”) and their contract manufacturers (“CMs”) and indirectly through distributors. In 2012, Audience also began to recognize license revenue on royalty payments for the use of its semiconductor intellectual property (“processor IP”) in certain mobile phones of a single OEM. In addition, the Company currently licenses software that interprets sensor data related to the motion of mobile devices and has announced its first stand-alone software product that improves sound quality and suppresses background noise, which may lead to the Company recognizing additional licensing revenue in the future.

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

On July 11, 2014, the Company and its wholly owned subsidiary, Alameda Acquisition Corp., a Delaware corporation, acquired Sensor Platforms, Inc., a Delaware corporation (“Sensor Platforms”) for approximately $41 million. Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. (See Note 5 for additional information related to this acquisition).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the allowance for doubtful accounts receivable, inventory write-downs, useful lives of long-lived assets, goodwill, valuation of deferred tax assets and uncertain tax positions, the measurement of stock-based compensation and the valuation of the Company’s various equity instruments. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

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

Cash, Cash Equivalents, Investments and Restricted Cash

Cash equivalents are investments in highly-rated and highly-liquid money market securities and certain U.S. government sponsored obligations with original maturities of three months or less at the date of purchase. The Company maintains its cash and cash equivalents balances with high quality financial institutions.

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

As of December 31, 2014, the Company had $4.2 million of restricted cash deposited in an escrow account as part of total consideration for the acquisition of Sensor Platforms. As of December 31, 2013, the Company maintained $0.2 million of restricted cash in a certificate of deposit account supporting a letter of credit required for a Company’s leased facility.

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

Accounts Receivable

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company performs credit evaluations of its customers’ financial condition and generally requires no collateral. Accounts receivable are written off on a case by case basis, net of any amounts that may be collected. The Company reviews its allowance for doubtful accounts by assessing individual accounts receivable over a specific age and amount and all other balances on a pooled basis based on historical collection experience and economic risk assessment. The Company did not incur significant bad debt expense in any of the periods presented.

Revenue Recognition

The Company derives revenue from the direct sale of processors and codecs to OEMs and CMs and indirect sales of processors and codecs to OEMs through distributors. The Company recognizes revenue from sales to CMs and OEMs when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, product delivery has occurred, which is when the risk and reward of ownership pass to the customer, and collectability of the resulting receivable is reasonably assured. The transfer of risk and reward of ownership to the customers is typically complete at the time of shipment as per the Company’s shipping terms. The Company had insignificant revenue from sales of its software products.

The Company does not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, the Company has occasionally accepted returns from distributors. Although the Company does not recognize revenue from sales to its distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per the Company’s shipping terms, and the distributor is obligated to pay for the products at that time. As a result, product revenue is deferred until the distributor notifies the Company in writing of its resale of the products. Deferred revenue less the related cost of the inventories are included in the consolidated balance sheets under “Deferred credits and income.” The Company takes into account the inventories held by its distributors in determining the appropriate level of provision for excess and obsolete inventory.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivables. The Company places substantially all of its cash and cash equivalents on deposit with reputable, high credit quality financial institutions in the United States and therefore bears minimal credit risk. Deposits held with banks may generally be redeemed upon demand and may, from time to time, exceed the limit of federally-backed insurance provided on such deposits. Since inception, the Company has not sustained any material credit losses from instruments held at financial institutions.

The Company’s accounts receivable are derived from direct sales to OEMs and CMs and indirect sales to OEMs through distributors. The Company generally does not require collateral and it establishes an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Substantially all of Audience’s customers are located in Asia and all sales are denominated in U.S. dollars. As of December 31, 2014, two customers accounted for 58% and 14% of total accounts receivable. As of December 31, 2013, three customers comprised 45%, 36% and 15% of total accounts receivable.

In 2014, revenue from Samsung Electronics Co., Ltd. (“Samsung”) and Comtech International Ltd. (“Comtech”), a distributor who sells the Company’s products to end customers, such as Xiaomi, Inc., accounted for 75% and 11%, respectively, of total revenue. In 2013, revenue from Samsung Electronics Co., Ltd (“Samsung”), Apple Inc. (“Apple”), and Comtech accounted for 63%, 21% and 11% of total revenue, respectively. In 2012, revenue from two OEMs, Samsung and Apple and one CM, Foxconn International Holdings, Ltd. and its affiliates (collectively “Foxconn”), accounted for 48%, 27% and 14% of total revenue, respectively. In addition, with respect to the 2011 model of Apple’s mobile phone, Apple transitioned from the purchase of Audience’s processors to licensing of Audience’s processor IP for a royalty. The Company began to recognize licensing revenue in 2012, which accounted for 8%, 6% and 25% of total revenue for 2014, 2013 and 2012, respectively. No other OEM, CM or distributor accounted for 10% or more of total revenue for 2014, 2013 and 2012.

Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable from their future cash flows. If the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, the assets will be written down to their estimated fair value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. All property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets or the term of the related lease, whichever is shorter. Estimates of useful lives are as follows:

Computers and equipment	3 years
Machinery and equipment	3 years
Software	3 to 5 years
Furniture and fixtures	3 years
Leasehold improvements	5 years, or remaining life of lease, whichever is shorter

Minor repairs and maintenance are charged to operations as incurred. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is recorded as an operating expense in the consolidated statements of operations.

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

Business Combinations

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values. Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired company are reflected in the Company’s consolidated financial statements after the closing date of the merger or acquisition. See Note 5 for additional information related to the acquisition of Sensor Platforms.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.

The Company evaluates its goodwill, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment test as of October 1 of each year.

Goodwill is evaluated using a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carry amount (book value), including goodwill, to the fair value of the reporting unit. The Company has only one reporting unit for the purposes of testing goodwill for impairment. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the Company calculates the implied fair value of goodwill as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the Company recognizes the difference as an impairment charge.

Product Warranty

The Company warrants to its customers that its voice and audio processors will work in accordance with the specifications of each product. Due to the cost and other complexities associated with rectifying any potential product defects, the Company does not repair any returned products. If a product may be defective, the customer notifies the Company and, with Audience’s approval, returns the product. The Company then sends a replacement product to the customer. The Company established a warranty reserve in 2014 to provide for potentially defective products. The Company did not incur significant warranty expense in any of the periods presented.

Shipping and Handling Costs

Shipping and handling costs for inventory purchases and product shipments are classified as a component of cost of revenue in the consolidated statements of operations.

Net Income (Loss) Per Share

For 2014 and 2013, the Company calculated basic net income (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units (“RSUs”) are considered to be common stock equivalents.

For 2012, the Company’s basic and diluted earnings per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the earnings per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on May 15, 2012, when all convertible preferred stock was converted to common stock.

The two-class method requires that the Company calculate the earnings per share using net income attributable to the common stockholders, which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period. The basic earnings per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and RSUs are considered to be common stock equivalents.

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

Nonrecurring engineering services, which the Company bills to OEMs from time to time for cost reimbursement, are recorded in “Deferred credits and income” on the consolidated balance sheets until acceptance, which is upon cash receipt, at which point they are reflected as a reduction of research and development costs in accordance with the provisions of each agreement. During 2014, the Company had no such nonrecurring engineering services that were billed to OEMs for cost reimbursement and recorded no reduction in research and development costs relating thereto. During 2013 and 2012, the Company recorded as a reduction of research and development expenses, reimbursements for such services totaling $0.4 million and $1.7 million, respectively.

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

The Company does not provide for a U.S. income tax liability on undistributed earnings of the Company’s foreign subsidiaries as such amounts are indefinitely reinvested in non-U.S. operations. As of December 31, 2014 the Company had $0.4 million of undistributed foreign earnings and no cash distributions were made from the Company’s foreign subsidiaries. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

Advertising Expense

All advertising costs are expensed as incurred. Advertising expenses were immaterial during all of the periods presented.

Leases

The Company recognizes operating lease rent expense on a straight-line basis over the term of the applicable lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in “Accrued and other current liabilities” for the current portion, and “Other liabilities- noncurrent” for the long-term portion in the accompanying consolidated balance sheets.

Pursuant to its headquarters facilities lease agreement, the Company agreed to pay construction costs in excess of a certain amount and it had certain indemnification obligations related to the construction, resulting in certain build-to-suit accounting requirements. Upon lease commencement, the Company concluded that the build-to-suit facility lease qualifies for sale-leaseback accounting and determined that it would be treated as a sale-leaseback arrangement and as an operating lease.

Stock-Based Compensation

The Company maintains stock plans covering a broad range of equity grants including stock options and RSUs. In addition, the Company sponsors an employee stock purchase plan (“ESPP”), whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

The Company measures stock-based compensation at the grant date based on the fair value of the stock option and employee stock purchase rights under the ESPP using the Black-Scholes-Merton (“BSM”) option pricing model. The fair value is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options the Company grants to nonemployees is estimated based on the fair market value on each vesting date, and is remeasured at each reporting period until the services required under the arrangement are completed.

Determining the fair value of stock options and ESPP grants at the grant date requires the input of various assumptions, including the fair value of the underlying common stock, expected future share price volatility and expected term. The assumptions used in calculating the fair value of stock options and ESPP grants represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock options that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the Company’s estimate, stock-based compensation expense in future periods could be significantly different from what was recorded in the current period. Following is a description of the valuation assumptions used by the Company to determine the fair value of its stock options and ESPP grants:

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of the Company’s stock options do not correspond with the terms for which interest rates are quoted, the Company uses an approximation based on rates on the closest term currently available.

Expected Volatility. The expected volatility is based primarily on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the stock options and ESPP grants since the Company has limited trading history to use in determining the volatility of its common stock.

Expected Term. Expected term represents the period over which the Company anticipates stock options and ESPP grants to be outstanding. The expected term of the stock options is based on the simplified method as neither relevant historical experience nor other relevant data are available to estimate future exercise behavior. Under the simplified method, the expected term is equal to the average of the stock options’ weighted average vesting period and its contractual term. The Company expects to continue using the simplified method until it has sufficient information. The expected term of ESPP grants is based upon the length of each respective purchase period.

Expected Dividend Yield. The Company has never paid cash dividends on its common stock and does not expect to pay dividends on its common stock.

RSUs. Stock-based compensation expense for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant and expensed on a straight-line basis over the requisite service period.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) which simplifies income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers. The objective of the new guidance is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The newly converged standard contains principles that will be applied to determine how revenue should be measured and the timing of when it should be recognized. The guidance is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that this guidance may have on its financial position, results of operations and cash flows.

In July 2013, the FASB issued final guidance on the presentation of certain unrecognized tax benefits in the financial statements. Under the new guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after

December 15, 2014 because the Company is an emerging growth company under the JOBS Act and has elected to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Early adoption is permitted. The Company did not elect for an early adoption of this new guidance. Upon adoption of the guidance in 2015, the Company plans to offset $0.3 million of the unrecognized tax benefits in noncurrent taxes payable with the related deferred tax asset.

3. Balance Sheet Components

Inventories

Inventories consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Work in process	$19,828	$4,115
Finished goods	8,171	9,307

Total inventory	$27,999	$13,422

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Computers and equipment	$4,346	$3,582
Machinery and equipment	6,561	4,774
Software	4,294	3,835
Furniture and fixtures	4,821	4,738
Leasehold improvements	3,251	3,619
Construction in progress	81	35

Gross property and equipment	23,354	20,583
Accumulated depreciation	(11,720)	(7,050)

Property and equipment, net	$11,634	$13,533

Depreciation expense was $5.6 million, $3.3 million and $1.6 million for 2014, 2013 and 2012, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Compensation	$4,165	$5,221
Professional fees	972	811
Income taxes payable	544	648
Escrow payable	4,200	—
Liability related to facility build-out	—	1,539
Other	2,183	2,454

Accrued and other current liabilities	$12,064	$10,673

4. Fair Value of Financial Instruments

The Company invests its excess cash primarily in U.S. government agency and treasury notes and money market funds that mature within one year. All cash equivalents and short-term investments are classified as available-for-sale.

The amortized cost and fair value of available-for-sale securities at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$23,715	$—	$—	$23,715
U.S. agency securities	8,998	1	—	8,999

Total available-for-sale securities	$32,713	$1	$—	$32,714

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$90,230	$—	$—	$90,230
U.S. agency securities	14,859	—	(4)	14,855

Total available-for-sale securities	$105,089	$—	$(4)	$105,085

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	December 31,
	2014	2013
	(in thousands)
Cash equivalents	$23,715	$90,230
Short-term investments	8,999	14,855

Total available-for-sale securities	$32,714	$105,085

Audience invests in high quality, highly liquid debt securities that mature within one year. The Company holds all of its marketable securities as available-for-sale and marks them to market. As of December 31, 2014, the unrealized gain of the Company was immaterial. The gains or losses realized from sales of securities were immaterial in the periods presented.

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

As there were no financial liabilities measured at fair value on a recurring basis, the following tables summarize the Company’s financial assets measured at fair value on a recurring basis within the fair value hierarchy:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$23,715	$23,715	$—	$—
Short-term investments:
U.S. agency securities	8,999	8,999	—	—

Total available-for-sale marketable securities	$32,714	$32,714	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$90,230	$90,230	$—	$—
Short-term investments:
U.S. agency securities	14,855	14,855	—	—

Total available-for-sale marketable securities	$105,085	$105,085	$—	$—

5. Acquisition of Sensor Platforms

On July 11, 2014, the Company completed the acquisition contemplated by the Agreement and Plan of Merger (the “Agreement”) by and among the Company, Alameda Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Sensor Platforms, and the stockholders’ agent listed therein (the “Acquisition”). Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. The Company believes the combination of Sensor Platforms’ motion sensing technology with its voice and audio solutions places the combined company in a unique position to deliver compelling solutions based on the fusion of voice and motion.

The Company incurred $0.5 million in transaction costs. These expenses were included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

The Acquisition was accounted for using the acquisition method of accounting and accordingly, Sensor Platforms’ results of operations were included in the Company’s consolidated financial statements from July 11, 2014. Pursuant to the acquisition method of accounting, the purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. The Company’s management has determined the fair value of the intangible and tangible assets acquired and liabilities assumed as of the closing date of the Acquisition. The difference between the fair value of the consideration issued and the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

The fair value of consideration transferred to acquire Sensor Platforms was approximately $41 million and consisted of the following, in thousands:

Cash consideration paid to acquire Sensor Platforms	$40,486
Fair value of employee stock options assumed	209

Total acquisition consideration	$40,695

The Company deposited $4.2 million of the cash consideration into an escrow account. This amount is reflected in the restricted cash and accrued and other current liabilities line items in the consolidated balance sheet. The escrow period is one year from the date of the Acquisition.

Sensor Platforms’ employee stock options and RSUs assumed

In connection with the Acquisition, the Company assumed both vested and unvested, in-the-money stock options and unvested RSUs originally granted by Sensor Platforms and exchanged them for stock options and RSUs for the Company’s common stock. The Company included $0.2 million, representing the portion of the fair value of the assumed Sensor Platforms vested stock options associated with service rendered prior to the acquisition date, as a component of the total acquisition consideration.

Purchase price allocation

The following table summarizes the estimated fair value of tangible and intangible assets acquired and liabilities assumed as of the date of the Acquisition, in thousands:

Purchase price allocated to:
Cash and cash equivalents	$841
Accounts receivable	152
Prepaid expenses and other current assets	289
Property and equipment	42
Acquired intangibles	19,000
Goodwill	20,734
Other assets	41
Accounts payable	(24)
Accrued expenses	(181)
Deferred revenue	(110)
Deferred tax liability	(89)

Total acquisition consideration	$40,695

The total estimated fair value of $19.0 million for intangible assets acquired were related to developed technology of $18.0 million and customer relationships of $1.0 million. The estimated fair values of the developed technology and customer relationship intangible assets were determined using the income approach (through the with-and-without method) and cost approach (through the replacement cost method), respectively.

The goodwill resulting from the Acquisition is not deductible for tax purposes.

Unaudited pro forma financial information

The unaudited pro forma financial information for 2014 and 2013 presented below includes the effects of pro forma adjustments as if Sensor Platforms was acquired on January 1, 2013. The non-recurring pro forma adjustments are primarily related to fair value adjustments to intangible assets, transactions costs and assumed equity awards. The pro forma financial information does not include any anticipated synergies or other expected benefits of the acquisition. The table below is for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of January 1, 2013.

	Year Ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Pro forma revenues	$113,660	$160,894

Pro forma net loss	$(45,055)	$(5,685)

Pro forma net loss per share — diluted	$(1.99)	$(0.26)

6. Goodwill and Intangible Assets, Net

The Company performed its annual goodwill impairment test as of October 1, 2014 which did not result in an impairment of goodwill.

As a result of a significant drop in the Company’s trading prices of the Company’s common stock in the public stock market during the three months ended December 31, 2014, the Company performed impairment analyses on both its goodwill and long-lived assets as of November 1, 2014. Based on the results of the impairment analyses, the Company recorded impairment charges of $20.7 million for goodwill, $10.5 million for the developed technology intangible asset and $0.1 million for the customer relationships intangible asset. The total impairment charge of $31.3 million is shown as a separate line item in the Company’s consolidated statement of operations for 2014.

The $20.7 million goodwill impairment charge represented the excess of the carrying value of the goodwill over the implied goodwill (which was calculated as the excess of the fair value of the reporting unit over the fair values of the reporting unit’s assets and liabilities). The fair value of the reporting unit was calculated using the market approach whereby the Company considered its market capitalization and control premiums for acquisition-related transactions in its industry.

The $10.5 million developed technology intangible asset impairment charge represented the excess of the carrying value of the developed technology intangible asset over the fair value of the developed technology intangible asset, which was determined using the royalty relief method.

In connection with the impairment analyses, the Company reduced the estimated useful life of the developed technology intangible asset from approximately five years to two years. The reduction in the estimated useful life was due to a reduction in the period, over which the Company expects to receive benefits from the developed technology. The estimated useful life of the customer relationships intangible asset remained at one year.

Goodwill

The following table shows the changes in the carrying amount of goodwill relating to the Acquisition, in thousands:

Balance, December 31, 2013	$—
Addition related to acquisition	20,734
Goodwill impairment	(20,734)

Balance, December 31, 2014	$—

Intangible Assets, net

As of December 31, 2014, the balance of each of the intangible assets acquired in connection with the Acquisition was as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,494	$(1,627)	$5,867
Customer relationships	904	(454)	450

	$8,398	$(2,081)	$6,317

Amortization expense relating to developed technology included in total cost of revenue for 2014 was approximately $1.6 million. Amortization expense relating to customer relationships included in total selling, general and administrative expenses for 2014 was approximately $0.5 million.

The estimated future amortization expense of intangible assets as of December 31, 2014 was as follows (in thousands):

2015	$3,650
2016	2,667

Total	$6,317

7. Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(73,611)	$2,070	$15,597
Non-cumulative dividends to preferred stockholders	—	—	(2,247)
Undistributed earnings allocated to preferred stockholders	—	—	(3,583)

Net income (loss) — basic	(73,611)	2,070	9,767
Adjustment for undistributed earnings reallocated to the holders of common stock	—	—	402

Net income (loss) — diluted	$(73,611)	$2,070	$10,169

Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	22,683	21,467	13,377
Weighted average effect of dilutive stock options:	—	1,728	2,309
Weighted average effect of dilutive restricted stock units:	—	2	—
Weighted average effect of dilutive stock warrants:	—	—	1

Diluted	22,683	23,197	15,687

Net income (loss) per share:
Basic	$(3.25)	$0.10	$0.73

Diluted	$(3.25)	$0.09	$0.65

The following potentially dilutive outstanding shares of common stock equivalents subject to options, RSUs and ESPP grants were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock options	4,299	1,835	1,419
Restricted stock units	942	213	18
Employee stock purchase plan grants	474	—	—

Total	5,715	2,048	1,437

8. Commitments and Contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 31, 2023. Rent expense was $5.2 million, $4.7 million and $2.9 million for 2014, 2013 and 2012, respectively.

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

Future minimum lease payments under noncancelable operating leases as of December 31, 2014 were as follows:

Fiscal year ending December 31,	Amount (in thousands)
2015	$4,844
2016	4,539
2017	4,240
2018	4,170
2019	4,296
Thereafter	17,274

Total minimum lease payments	$39,363

Purchase commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. The Company may generally cancel these purchase commitments at any time; however, the Company is required to pay all costs incurred through the cancellation date. The Company rarely cancels these agreements once production has started. As of December 31, 2014 the Company had $26.6 million in open purchase commitments with its third-party foundries and other suppliers.

Noncurrent Gross Unrecognized Tax Benefits

As of December 31, 2014, the Company had $1.1 million of non-current gross unrecognized tax benefits that are reflected in income taxes payable- noncurrent in the consolidated balance sheets. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the Company is not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend the Company and its customers by determining the scope, enforceability and validity of third party proprietary rights or to establish the Company’s proprietary rights. The Company has also received a complaint which purports to be brought on behalf of a class of purchasers of its common stock issued in or traceable to the Company’s IPO which contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. There can be no assurance with respect to the outcome of any current or future litigation brought against the Company or pursuant to which it has indemnification obligations and the outcome could have a material adverse impact on its business, financial condition, operating results and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial has been scheduled for September 15, 2015. The Company believes that the allegations in the complaint are without merit and intends to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses the Company may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its business, financial condition, operating results and cash flows.

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

9. Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). Each eligible employee may elect to contribute up to the maximum amount allowed by the Internal Revenue Code. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company made no matching contributions to the 401(k) Plan for 2014, 2013 and 2012.

10. Equity Benefits Plans and Stock-based Compensation

The Company accounts for stock-based awards in accordance with the provisions set forth in the revised accounting guidance which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including employee stock options, RSUs, employee stock purchases made under the Company’s employee stock purchase plan and performance share awards granted to selected members of the Company’s senior management based on estimated fair values.

Employee Stock Purchase Plan

Effective May 15, 2012, the Company adopted the ESPP. The ESPP allows participants to contribute up to 15% of their eligible compensation to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the exercise date. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of (i) 1% of the outstanding shares of common stock of the Company as of the first day of the year, (ii) 249,328 shares of common stock or (iii) such amount determined by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2014, the Company had authorized 881,508 shares for the ESPP and had 70 shares of common stock available for future issuance. Under the ESPP, during 2014 and 2013, participants purchased 405,761 shares for a weighted average price of $5.94 per share and 320,997 shares for a weighted average price of $7.48 per share, respectively.

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

On September 19, 2013, the Company’s Compensation Committee approved an amendment to the ESPP for the purposes of: (i) extending the term of each offering period from six months to 24 months, effective with the offering period commencing in November 2013, with four six month purchase periods, (ii) providing for overlapping offering periods, such that a new offering period will start every six months, commencing in November 2013, and (iii) providing for automatic withdrawal of all participants from an offering period if the closing sales price of the Company’s common stock on the last day of a purchase period is lower than the closing sales price on the first day of the related offering period and the automatic re-enrollment of such withdrawn participants into a new offering period commencing immediately thereafter.

Incentive Compensation Plans

In March 2011 and June 2011, the Board of Directors and the Company’s stockholders approved the Company’s 2011 Equity Incentive Plan (the “2011 Plan”), as subsequently amended and restated, to replace the Company’s 2001 Stock Plan (the “2001 Plan”) (together, the “Plans”). The 2011 Plan is now the Company’s only plan for providing stock-based incentive compensation, which is available to eligible employees, executive officers and non-employee directors and consultants. Under the 2011 Plan, the Board of Directors may issue stock appreciation rights, restricted stock, RSUs, incentive stock options and nonqualified stock options. The 2011 Plan provides for an annual increase on the first day of each year beginning January 1, 2013 equal to the lesser of: (i) 1,101,649, (ii) 4.5% of the outstanding shares of common stock as of the last day of the immediately preceding year; or (iii) such other amount as the Board of Directors may determine. The 2011 Plan requires the Board of Directors to grant options at an exercise price not less than fair market value of its common stock on the date of grant. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonqualified stock options may not be less than 110% of fair market value of the Company’s common stock on the date of grant. The options are generally exercisable over four years. Although the vesting provisions of individual options may vary, options granted under the 2011 Plan must provide for vesting of at least 20% per year. The 2011 Plan provides that the term of the options shall be no more than

10 years from the date of the grant. Upon termination of employment, all unvested options are cancelled and returned to the 2011 Plan. In general, RSUs granted under the 2011 Plan vest over four years, based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. As of December 31, 2014, the Company had authorized 4,441,005 shares for the Plans. Under the 2011 Plan, the number of shares available for grant was 254,712 shares as of December 31, 2014.

In connection with the Acquisition, the Company assumed the Sensor Platforms 2004 Stock Option Plan (the “Option Plan”), pursuant to which it may make future inducement grants. The Option Plan provides for the grant of incentive and nonstatutory stock options to employees, nonemployee directors, and consultants of the Company. Options granted under the Option Plan generally become exercisable ratably over a four-year period following the date of grant and expire ten years from the date of grant. At the discretion of the Company’s Board of Directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. All other options are exercisable only to the extent vested. Vested and outstanding options to purchase Sensor Platforms’ common stock held by certain Sensor Platforms employees at the time of the Acquisition were assumed by the Company and converted into options to purchase shares of the Company’s common stock based on an option exchange ratio. The Company assumed both vested and unvested, in-the-money stock options and unvested RSUs originally granted by Sensor Platforms and exchanged them for stock options and RSUs of the Company’s common stock. The Company included $0.2 million, representing the portion of the fair value of the assumed Sensor Platforms vested stock options associated with service rendered prior to the acquisition date, as a component of the total acquisition consideration (See Note 5 for additional information related to the Acquisition).

A summary of the Company’s option activities under the 2011 Plan is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Averaqe Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balances at December 31, 2013	4,398,918	$8.12	7.3	$19,421
Options granted	613,824	$10.88
SPI options assumed	44,910	$2.17
Options exercised	(667,024)	$2.93
Options cancelled	(616,883)	$12.35

Balances at December 31, 2014	3,773,745	$8.73	6.8	$2,696

Exercisable at December 31, 2014	2,533,861	$7.00	6.0	$2,655

Vested and expected to vest at December 31, 2014	3,633,998	$8.58	6.4	$2,692

(1)	The intrinsic value of options represents the difference between the in-the-money exercise price and the market value of its common stock. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2014 and 2013, based on the closing stock prices of the Company’s common stock of $4.40 and $11.64, respectively.

Total intrinsic value of options exercised was $4.4 million, $8.7 million and $4.5 million during 2014, 2013 and 2012, respectively. The weighted average per share grant date fair value of options granted was $4.40, $5.09 and $5.48 for 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company had $5.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2014:

	Options Outsanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

		(in years)		(inyears)
$0.60 - $1.64	337,472	2.5	$0.86	322,807	2.2	$0.82
$2.40 - $5.10	1,068,290	5.3	3.13	1,055,541	5.3	3.11
$5.82 - $9.30	310,056	8.5	8.01	139,859	8.0	7.94
$9.94 - $14.91	1,972,400	7.8	12.91	965,987	7.2	12.73
$15.30 - $18.29	85,527	7.6	15.71	49,667	7.5	15.63

	3,773,745	6.8	8.73	2,533,861	6.0	7.00

Restricted Stock Units

RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting and generally vest over periods not exceeding four years from the date of grant.

A summary of the Company’s RSU activity under the 2011 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2013	354,055	$13.84
RSUs granted	1,410,488	8.07
SPI RSUs assumed	208,630	11.45
RSUs released	(154,265)	12.85
RSUs cancelled/forfeited	(335,992)	11.41

RSUs outstanding at December 31, 2014	1,482,916	8.67

In connection with the Acquisition, the Company assumed the RSUs granted to each continuing employee of Sensor Platforms, upon the closing of the acquisition, for an aggregate of 208,630 shares of common stock. These RSUs were granted outside of the existing Audience stock plans and without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4) with the following terms: 150,147 of the granted RSUs will vest over three years; and 58,483 of the RSUs will vest over four years, in either case subject to continued service with Audience or any subsidiary of Audience.

The weighted average per share grant date fair value of RSUs granted during 2014, 2013 and 2012 was $8.07, $13.65 and $21.88, respectively. The fair value of RSUs released during 2014 and 2013 was $1.4 million and $0.5 million, respectively. No RSUs were released during 2012.

At December 31, 2014, total unrecognized estimated compensation expense related to unvested RSUs granted was $11.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Performance-based Option Awards

The Company did not grant any performance-based option awards during 2014. In February 2013, the Compensation Committee of the Board of Directors approved a performance option grant of 180,000 shares to the Company’s chief executive officer. The vesting of these shares is contingent on the Company’s stock trading at or above four predetermined stock prices of $25, $30, $35 and $40 for 30 days, at which dates vesting periods for each tranche of 45,000 shares will commence at a rate of 1/12 of that tranche’s shares per month for 12 months.

Stock-Based Compensation

The following table shows a summary of the stock-based compensation expense included in the consolidated statements of operations for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$338	$305	$150
Research and development	3,449	2,166	1,023
Selling, general and administrative	4,001	3,189	1,961

Stock-based compensation expense	7,788	5,660	3,134
Income tax benefit (1)	—	—	551

Total stock-based compensation expense, net of tax	$7,788	$5,660	$2,583

(1)	Tax benefits of $0.6 million were realized for 2012 due to the partial valuation allowance release on U.S. federal deferred tax assets. There were no tax benefits realized for 2014 and 2013 as a result of a partial valuation allowance on any additional U.S. stock compensation deferred tax assets in 2014 and 2013.

Valuation Assumptions

The Company estimates the fair value of each stock-based award on the date of grant using the BSM option pricing model. The assumptions used to value awards granted and employee stock purchases during 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Stock Option Plans:
Risk-free interest rate	1.68-1.87%	0.95-1.91%	0.79-1.26%
Expected volatility	30.5-40.6%	41-42%	36-37%
Expected term (in years)	5.27-6.25	6.25	6.25
Dividend yield	—	—	—

	Year Ended December 31,
	2014	2013	2012
ESPP:
Risk-free interest rate	0.05-0.54%	0.10-0.31%	0.13-0.15%
Expected volatility	22-44%	23-30%	20-31%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5
Dividend yield	—	—	—

11. Capital stock

Common Stock

Under the Company’s certificate of incorporation, as amended and restated, the Company was authorized to issue 500,000,000 shares of common stock as of December 31, 2014 and 2013, respectively. The holder of each share of common stock is entitled to one vote. Common stockholders are entitled to dividends when and if declared by the Board of Directors, subject to the prior rights of the preferred stockholders. Since inception, the Company has not declared any cash dividends. In connection with the completion of the Company’s IPO on May 15, 2012, all of the Company’s previously outstanding shares of convertible preferred stock of 13,205,180 were converted into common stock.

As of December 31, 2014 and 2013, the Company had reserved shares of common stock for issuance as follows:

	December 31,
	2014	2013
Shares reserved for stock options and restricted stock units	5,511,373	5,192,107
Shares reserved for employee stock purchase plan	70	156,136

Preferred Stock

Under the Company’s certificate of incorporation, as amended and restated, the Company was authorized to issue 50,000,000 shares of preferred stock as of December 31, 2014 and 2013, respectively. No shares of preferred stock were issued and outstanding as of December 31, 2014 and 2013.

12. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(41,892)	$3,715	$23,815
International	(29,751)	424	(9,370)

Total	$(71,643)	$4,139	$14,445

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(185)	$1,377	$376
State	1	1	1
Foreign	681	811	482

	497	2,189	859

Deferred:
Federal	1,550	—	(1,979)
State	—	—	—
Foreign	(79)	(120)	(32)

	1,471	(120)	(2,011)

Income tax provision (benefit)	$1,968	$2,069	$(1,152)

The reconciliation of the United States federal statutory income tax rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal tax rate	34.0%	34.0%	35.0%
Foreign tax rate differential	(14.9)	12.6	25.8
Stock-based compensation	(1.4)	19.8	4.7
Research and development credits	2.0	(57.3)	—
Change in valuation allowance	(11.3)	14.3	(63.5)
Valuation allowance release	—	—	(13.7)
Increase (decrease) in unrecognized tax benefits	(0.7)	23.0	2.6
Goodwill	(9.8)	—	—
Other	(0.6)	3.6	1.1

Effective tax rate	(2.7)%	50.0%	(8.0)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consisted of the following:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$15,093	$2,122
Research and development credits	10,849	6,378
Stock Compensation	1,668	1,064
Accruals and reserves	1,153	1,302
Other	517	553

Total deferred tax assets	29,280	11,419
Valuation allowance	(25,368)	(7,586)

Net deferred tax assets	3,912	3,833

Deferred tax liabilities
Intangibles	(2,149)	—
Fixed assets	(1,169)	(1,698)

Total deferred tax liabilities	(3,318)	(1,698)

Total net deferred tax assets	$594	$2,135

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs both positive and negative evidence in determining the need for a valuation allowance, such as historical income (losses), recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources and other risks inherent in the semiconductor industry. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more–likely-than-not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company weighs both positive and negative evidence, from a quantitative and qualitative perspective, with more weight given to evidence that can be objectively verified. Under this standard, the Company’s downward trend of U.S. pretax income and current year U.S. pretax loss and three year cumulative loss in the U.S. considering the current and prior 2 years was considered significant and objectively verifiable negative evidence. In addition, the Company is subject to business uncertainties that make it difficult to forecast demand and production levels due to a lack of long term purchase commitments. Therefore, the Company is unable to reliably forecast taxable income in order to realize its U.S. deferred tax assets. Based on this significant negative evidence, the Company concluded that a valuation allowance should be established on all U.S. deferred tax assets as of December 31, 2014 with the exception of $0.3 million of deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision in the period such determination is made.

In 2013, the Company released valuation allowance of $2.0 million, based on the amount of deferred tax assets that were more-likely-than-not to be realized based on available evidence, which was offset by the deferred expense of $2.0 million from the realization of the deferred tax assets as of December 31, 2012. The Company recognized a valuation allowance release of $2.0 million on its U.S. federal deferred tax assets for 2012.

As of December 31, 2014, the Company had total net deferred tax assets of $0.6 million, of which $0.3 million was included in other current assets and $0.3 million was included in other noncurrent assets on the consolidated balance sheet. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the net operating losses (“NOLs”) and other tax attributes since they are generated in different years. These unrecognized tax benefits are presented separately as a liability and provide a source of taxable income for purposes of assessing the potential realization of the deferred tax assets.

Changes in the valuation allowance for deferred tax assets for 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
Beginning balance	$7,586	$5,920	$16,628
Charge (credited) to operations	1,550	—	(1,980)
Current year increase (decrease)	16,232	1,666	(8,728)

Ending balance	$25,368	$7,586	$5,920

As of December 31, 2014, the Company had NOL carryforwards of approximately $43.7 million and $65.4 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The cumulative amount related to stock option excess tax benefits included in NOL carryforwards for federal and California state is $10.5 million and $0.2 million, respectively. Upon realization of the excess tax benefit associated with stock options, the impact will be recorded in stockholders’ equity. The federal NOL carryforwards will begin to expire in 2023. The California state NOL carryforwards begin to expire in 2015. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As of December 31, 2014, the Company determined that ownership changes had occurred in the past that would result in limitations on the current and future utilization of its NOL carryforwards. However, the Company expects that the limitations were not significant enough to materially impact the future utilization of these tax attributes.

The Company also had federal and California state research and development (“R&D”) credit carryforwards of approximately $6.4 million and $7.1 million, respectively, as of December 31, 2014. The cumulative amount related to stock option excess tax benefits included in R&D credit carryforwards for federal is $0.3 million and none for California. Upon realization of the excess tax benefit associated with stock options, the impact will be recorded in stockholders’ equity. The federal R&D credits will expire starting in 2022 if not utilized. The California state R&D credits have no expiration date.

Prior to January 1, 2012, the Company’s earnings were all U.S.-based. The Company commenced its first year of operations under its new international structure on January 1, 2012. The Company had $0.4 million of undistributed foreign earnings as of December 31, 2014 upon which no United States income taxes or foreign withholding taxes were provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes payable to various foreign tax jurisdictions. As of December 31, 2014, the Company estimated that the amount of potential United States income tax related to a future distribution would result in an insignificant amount of United States and foreign taxes. However, determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable, due to the complexities involved in the calculation. There is a significant amount of uncertainty of the tax impact of the remittance of these earnings due to the fact that dividends generally received from the Company’s foreign subsidiaries could result in additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend. In addition, the Company would have to analyze any additional U.S. and foreign withholding taxes and other indirect taxes that may also arise due to the distribution of these earnings. These reasons make it impracticable to accurately calculate the amount of deferred tax liabilities related to the undistributed earnings, particularly in light of the fact that the Company does not intend to distribute these unremitted earnings.

As of December 31, 2014, 2013, and 2012, the Company had $7.6 million, $5.9 million and $3.7 million, respectively, of unrecognized tax benefits. The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as state taxes that, if recognized, would affect the Company’s effective tax rate was $6.3 million as of December 31, 2014. One or more of these unrecognized tax benefits could be subject to valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	December 31,
	2014	2013	2012
Gross unrecognized tax benefits, beginning of the year	$5,888	$3,674	$2,940
Gross increases related to prior year positions	117	178	—
Gross increases related to current year positions	1,564	2,036	734

Gross unrecognized tax benefits, end of the year	$7,569	$5,888	$3,674

The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the statements of operations. As of December 31, 2014, 2013 and 2012, the Company had no accrued interest or penalties due to its NOLs and tax credits available to offset any tax adjustments. The Company files income tax returns in the United States, including various state and certain foreign tax jurisdictions. The Company is subject to examination by U.S. federal and state tax authorities for all years after and including 2002 and is subject to examination by foreign tax authorities since the formation of its non-U.S. entities in 2011. The Company currently has no income tax examinations in progress nor has it had any income tax examinations since its inception.

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

13. Restructuring

Due to the continuing softness in demand related to certain high-end smart phones, the Company encountered a significant downturn in demand from one of its major customers in the third and fourth quarters of 2014, which caused a disproportionate impact on the Company’s operating results and financial outlook in the short-term. In an effort to align overall spending with revenue, the Company announced and implemented a restructuring plan for a workforce reduction through involuntary terminations.

The Company recorded restructuring charges of approximately $1.4 million for 2014 for severance payments and extended health care benefits to terminated employees, of which $1.3 million was paid as of December 31, 2014. The remaining balance of $0.1 million is expected to be paid during the three months ending March 31, 2015.

Restructuring charges of $0.7 million each were allocated to research and development, and selling, general and administrative expenses in the Company’s consolidated statement of operations for 2014. The cost savings resulting from the restructuring are generally expected to be offset by increases in other expenses.

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

Apple, one of the Company’s OEMs, transitioned the majority of its business with the Company from the purchase of the Company’s processors to licensing of the Company’s processor IP, which is generated in the jurisdiction where this OEM has its headquarters in the United States. The Company began to recognize licensing revenue on royalty payments in 2012. Licensing revenue accounted for 8%, 6% and 25% of total revenue for 2014, 2013 and 2012, respectively. Revenues by geographic regions are based upon the customers’ ship-to address or headquarters location. The following table set forth reportable revenues by geographic regions:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
South Korea	$85,008	$102,305	$70,740
China	17,662	46,702	33,006
United States	10,247	10,734	39,732
Other	423	390	427

Total revenue	$113,340	$160,131	$143,905

The table below presents long-lived assets, consisting of property and equipment, by geographic regions:

	December 31,
	2014	2013
	(in thousands)
Long-lived assets:
United States	$8,913	$11,466
China	1,366	485
Rest of the world	1,355	1,582

Total long-lived asets	$11,634	$13,533

EXHIBIT INDEX

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	1/13/2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.2	11/20/2013

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.	10-K	10.4	3/14/2014

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	10-Q	10.5	11/14/2013

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Edgar Auslander, Craig H. Factor, Stephanie Kaplan, Eitan Medina, and Robert H. Schoenfield.	S-1	10.12	1/13/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.20#	Offer letter to Stephanie Kaplan, dated August 15, 2014.	10-Q	10.20	11/7/2014

10.21#	Offer letter to Edgar Auslander, dated May 1, 2014.

10.22#	Sensor Platforms 2004 Stock Plan.	S-8	99.1	7/30/2014

10.23+	International Distributor Agreement by and between the Registrant and Comtech International (Hong Kong) Limited dated March 31, 2014.

21.1	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1~	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to request for confidential treatment filed with the Securities and Exchange Commission.
~	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.