Form 10-K/A
period 2014-12-31
AUDIENCE INC
filed 2015-04-24
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of outstanding shares of the Registrant’s common stock, $.001 par value, was 23,407,088 as of March 31, 2015.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On March 9, 2015, Audience, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), with the Securities and Exchange Commission (the “SEC”).

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the 2014 Form 10-K is being filed for the purpose of including the information required by Part III of Form 10-K due to the fact that Audience’s definitive proxy statement for its 2015 annual meeting of stockholders will not be filed with the SEC within 120 days after the end of its 2014 fiscal year.

This Amendment No. 1 amends and restates in their entirety the following items in the 2014 Form 10-K:

—	Item 10.	Directors, Executive Officers and Corporate Governance;

—	Item 11.	Executive Compensation;

—	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

—	Item 13.	Certain Relationships and Related Transactions, and Director Independence; and

—	Item 14.	Principal Accountant Fees and Services.

Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.

Except as set forth in this Amendment No. 1, no other items in the 2014 Form 10-K are hereby amended. Audience has not updated or supplemented any other items in the 2014 Form 10-K, including (without limitation) Audience’s consolidated financial statements included therein (the “2014 Financial Statements”), to reflect any events occurring after March 9, 2015 or to modify or update information or disclosures in the 2014 Form 10-K or the 2014 Financial Statements affected by other subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with Audience’s 2014 Form 10-K and its subsequent filings made with the SEC

As used in this Amendment No. 1, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Audience Inc. and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our board of directors is currently composed of seven members.

Each of our directors is subject to election at each annual meeting of our stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of our directors shall be fixed from time to time by resolution of the majority of our board of directors.

The following table sets forth the names, ages and positions of our directors as of March 31, 2015:

Name	Age	Position
Peter B. Santos	55	President, Chief Executive Officer and Director
Marvin D. Burkett(1)(2)	72	Director
Barry L. Cox	72	Director
Rich Geruson(1)(3)	57	Director
Mohan S. Gyani(4)	63	Director and Chairman of the Board
George A. Pavlov(1)(2)(3)(4)	54	Director
Patrick Scaglia(2)(3)	62	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the technology committee.
(4)	Member of the nominating and corporate governance committee.

Peter B. Santos has served as our president, chief executive officer and director since October 2005. From June 2004 to October 2005, Mr. Santos served as our vice president of marketing and business development. From 2001 to 2003, Mr. Santos was vice president of marketing and business development at Barcelona Design, Inc., an analog semiconductor intellectual property company. From 1998 to 2001, Mr. Santos was vice president of marketing at Voyan Technology Inc., a DSL systems provider. From 1996 to 1998, Mr. Santos served as director of services marketing at Cadence Design Systems, Inc., an electronic design automation software company. Mr. Santos also spent six years at LSI Corp., an ASIC solutions company, where he led worldwide ASIC product marketing and four years in semiconductor device engineering at Raytheon Company, a defense contractor. Currently, Mr. Santos is a member of the board of directors of Cavendish Kinetics Inc., a fabless supplier of radio frequency circuit components. Mr. Santos received a B.A. in chemistry from Colby College and an M.B.A. from the University of North Carolina.

Marvin D. Burkett has served as one of our directors since August 2010. From September 2002 to February 2009, Mr. Burkett was chief financial officer and chief administrative officer for NVIDIA Corporation, a computer graphics processor company. From February 2000 to September 2002, Mr. Burkett served in various capacities at Arcot Systems, Inc., a cloud-based authentication company, the most recent of which was as its chief financial officer. From 1998 to 1999, Mr. Burkett served as executive vice president and chief financial officer of Packard Bell NEC, Inc., a telecommunications company. From 1972 to 1998, Mr. Burkett served in various capacities at Advanced Micro Devices, Inc., a semiconductor company, the most recent of which was as its chief financial officer. Prior to Advanced Micro Devices, Mr. Burkett worked at Raytheon Company, a defense contractor. Currently, Mr. Burkett is a member of the board of directors of Entegris Corporation, a provider of products and systems for semiconductor manufacturing; and Intermolecular, Inc., a semiconductor and clean-energy technology platform company. Mr. Burkett served as a director of NetLogic Microsystems, Inc., a fabless semiconductor company, from December 2010 until it was acquired by Broadcom Corporation in February 2012. Mr. Burkett holds a B.S. and an M.B.A. from the University of Arizona.

Barry L. Cox has served as one of our directors since October 2009 and served as our chairman from October 2009 to August 2011. From June 2005 to August 2009, Mr. Cox served as executive chairman of the board of directors of BrightScale Inc., a video processing technology company. From July 1998 to August 2000, Mr. Cox served as executive chairman of the board of directors at Quantum Effect Devices, Inc., a semiconductor company. Mr. Cox also held executive roles at Weitek Corp., a semiconductor company, and ATEQ Corp., a semiconductor equipment manufacturing company that Mr. Cox co-founded. Mr. Cox also spent eight years at Intel Corporation, a semiconductor manufacturer, most recently as president of Intel Europe. From November 2012 to December 2013, Mr. Cox served as chairman of the board of directors for Touchstone Semiconductor Inc., a semiconductor company; and from February 2003 to April 2006, for Nova Measuring Instruments Ltd., a semiconductor capital equipment company; and from November 2012 to December 2013, for Touchstone Semiconductor Inc., a semiconductor company. Mr. Cox also served on the boards of directors of Grandis, Inc., a semiconductor company, from July 2008 to September 2011; Nanoconduction, Inc., a nanotechnology company, from June 2007 to September 2008; GigaFin Networks, Inc., a network appliance company, from October 2007 to November 2008; Softier, Inc., an IPTV software solutions company, from November 2004 to April 2007; and Summit Microelectronics, Inc., a semiconductor company, from April 1999 to June 2012. Currently, Mr. Cox is a member of the board of directors of Pixelworks, Inc., a video technology company and is Chairman of the Board of Adesto Technologies Corporation, Inc., a semiconductor company. Mr. Cox holds a B.S. from the United States Air Force Academy and an M.B.A. from Boston University.

Rich Geruson has served as one of our directors since January 2012. Since February 2011, Mr. Geruson has served as president, chief executive officer and a member of the board of directors of Phoenix Technologies Ltd., a maker of core systems software for personal computers, servers and mobile devices. From September 2003 to September 2007, Mr. Geruson served as chief executive officer of VoiceSignal Technologies, Inc., a maker of voice recognition software for mobile phones. Prior to VoiceSignal Technologies, Mr. Geruson served as senior vice president at Nokia Americas’ mobile phone business from 1997 to 2002. Mr. Geruson served as vice president and general manager of the networking distribution business in North America and vice president of worldwide marketing for the network hardware division of IBM Corporation, a computer technology and consulting company, from 1995 to 1997. Mr. Geruson served as vice president of the Americas’ mobile computing business for Toshiba Corporation, an engineering and electronics conglomerate, from 1991 to 1995. Prior to that time, Mr. Geruson was also an executive at McKinsey & Company, Inc., a management consulting firm. Mr. Geruson served on the boards of directors of SoundHound Inc., a mobile consumer application company, from November 2008 to February 2011; Jentro Technologies GmbH, a mobile location solutions company, from November 2007 to July 2010; Mobio Networks, Inc., a mobile consumer applications company, from May 2007 to July 2008; and InvenSense, Inc., a motion-sensor technology company, from October 2007 to March 2008. Currently, Mr. Geruson serves on the boards of directors of Phizzle, Inc., a mobile marketing and advertising provider, and RX Networks, Inc., a mobile location technology company. Mr. Geruson holds a B.A. from La Salle University and a Ph.D. in economics, an M.Phil. in management and a Graduate Diploma in economic development, each from Oxford University.

Mohan S. Gyani has served as one of our directors since March 2011 and as our chairman since August 2011. Since May 2005, Mr. Gyani has served in various capacities at Roamware, Inc., a mobile roaming solutions company, the most recent of which is vice chairman. From March 2000 to January 2003, Mr. Gyani served as president and chief executive officer of AT&T Wireless Services, Inc., a telecommunications company. From September 1995 to 1999, Mr. Gyani was an executive vice president and chief financial officer of AirTouch Communications, Inc., a wireless telephone service provider. Prior to AirTouch Communications, Mr. Gyani spent 15 years with Pacific Telesis Group, Inc., parent of Pacific Bell, a telecommunications company, where he held various financial and operational positions. Currently, Mr. Gyani serves on the boards of directors of Union Bank, N.A., a commercial bank; Ruckus Wireless, Inc., a Wi-Fi technology company; and Blackhawk Network Holdings, Inc., a provider of prepaid payments products. From June 2007 to June 2010, Mr. Gyani served on the board of directors of Mobile Telesystems, Inc., a cell phone operator, and from March 2002 to August 2013, he served on the board of directors of Keynote Systems, Inc., a mobile and web cloud testing and monitoring company; and from October 2004 to February 2015, he served on the board of directors of Safeway, Inc., a retail food and drug company. Mr. Gyani holds a B.A. and an M.B.A. from San Francisco State University.

George A. Pavlov has served as one of our directors since December 2003. Mr. Pavlov has served as a general partner of Tallwood Venture Capital, a venture capital firm focused on semiconductor technologies, since its founding in June 2000. From April 2000 to July 2001, Mr. Pavlov served as the chief executive officer of eTime Capital, Inc., a financial services company. From April 1996 to April 2000, Mr. Pavlov served as a general partner and chief financial officer at Mayfield Fund, a venture capital firm. From February 1991 to April 1996, Mr. Pavlov served as managing director and chief financial officer with Blum Capital Partners, a private equity firm. Mr. Pavlov also spent four years in financial and sales management positions at NeXT Computer, Inc., a computer hardware and software company. Mr. Pavlov served on the boards of directors of Ozmo Devices, Inc., a Wi-Fi software company, from May 2009 to May 2010; Crossing Automation, Inc., a semiconductor manufacturing services company, from September 2005 to October 2012; SVTC Technologies, Inc., a provider of communication services to the semiconductor and solar industries, from March 2007 to November 2012; Amulaire Thermal Technology, Inc., a provider of thermal solutions for power electronics in hybrid electric and electric vehicle, wind turbine, and LED lighting applications, from January 2005 to November 2012; and Alphion Corporation, an optical and networking company, from September 2008 to December 2013. Currently, Mr. Pavlov is a member of the boards of directors of Astute Networks, Inc., a fabless semiconductor company; Calypto Design Systems, Inc., an EDA tools company; and Ikanos Communications, Inc., a broadband equipment company. Mr. Pavlov holds a B.S. from Boston College.

Patrick Scaglia has served as one of our directors since August 2013. Starting in 2012, Mr. Scaglia has provided technology consulting services for a variety of businesses. From April 2012 to present, Mr. Scaglia has served as a founding director for the Foundry@CITRIS, which is under the umbrella of the Center for Information Technology in the Interest of Society (CITRIS) at UC Berkeley and provides entrepreneurs with resources to build companies that make a significant impact on the world. From 2002 to 2013 Mr. Scaglia served on the advisory board for the College of Engineering, University of California Berkeley. From 2005 to April 2012, Mr. Scaglia served in various capacities at the Hewlett-Packard Company, a computer software, hardware and IT services company, the most recent of which was vice president and chief technology officer of HP Cloud Services and Applications. From 2000 to 2005, Mr. Scaglia served in various capacities at HP Labs, the most recent of which was vice president and director, Internet and Computing Platform Research Center. From 1990 to 2000, Mr. Scaglia served in various capacities at Cadence Design Systems, Inc., an electronic design automation software company, the most recent of which was vice president of research. Mr. Scaglia currently serves on the advisory board for CITRIS, as a member of the board of directors of Stoic.com, a privately held mobile application software company; and QuantumWise A/S, an atomic-scale simulation software. Mr. Scaglia holds a B.S., M.S. and Diplome d’Etudes Approfondies (DEA) in physics from the University Louis Pasteur in Strasbourg, France. Mr. Scaglia also holds a Masters in engineering from the Ecole Nationale Superieure de Physique in Strasbourg.

Executive Officers

Our executive officers are appointed by, and serve at the discretion of, the board of directors. There are no family relationships among any of our directors or executive officers. The following table sets forth the names, ages (as of March 31, 2015) and positions of our executive officers:

Name	Age	Position and Duration
Peter B. Santos	55	President, Chief Executive Officer and Director
Kevin S. Palatnik	57	Chief Financial Officer
Edgar Auslander	51	Vice President of Marketing and Business Development
Craig H. Factor	46	Vice President, General Counsel and Secretary
Stephanie Kaplan	51	Vice President of Operations and Program Management
Robert H. Schoenfield	51	Vice President of Worldwide Sales and Managing Director of China
James Steele	43	Vice President of Engineering

Peter B. Santos has served as our president, chief executive officer and director since October 2005. From June 2004 to October 2005, Mr. Santos served as our vice president of marketing and business development. From 2001 to 2003, Mr. Santos was vice president of marketing and business development at Barcelona Design, Inc., an analog semiconductor intellectual property company. From 1998 to 2001, Mr. Santos was vice president of marketing at Voyan Technology Inc., a DSL systems provider. From 1996 to 1998, Mr. Santos served as director of services marketing at Cadence Design Systems, Inc., an electronic design automation software company. Mr. Santos also spent six years at LSI Corp., an ASIC solutions company, where he led worldwide ASIC product marketing and four years in semiconductor device engineering at Raytheon Company, a defense contractor. In 2013, Mr. Santos became a member of the board of directors of Cavendish Kinetics Inc., a fabless supplier of radio frequency circuit components. Mr. Santos received a B.A. in chemistry from Colby College and an M.B.A. from the University of North Carolina.

Kevin S. Palatnik has served as our chief financial officer since August 2011. From 1994 to 1999 and June 2001 to November 2010, Mr. Palatnik held various positions at Cadence Design Systems, Inc., an electronic design automation software company, including corporate controller and most recently senior vice president and chief financial officer. Mr. Palatnik also spent 14 years at IBM Corporation, a computer technology and consulting company, where he held various engineering and executive financial positions. Mr. Palatnik holds a Bachelor of Science degree in industrial engineering and operations research, as well as a master’s degree in business administration from Syracuse University.

Edgar Auslander has served as our vice president of marketing and business development since August 2014. Mr. Auslander served as our vice president of product management and marketing from May 2014 to August 2014. From June 2011 to January 2014, Mr. Auslander served in various management capacities, including most recently as the vice president of corporate development and strategy at Qualcomm Inc., a semiconductor design company. From June 2009 to June 2011, Mr. Auslander served as senior vice president of strategic planning at ST-Ericsson, a manufacturer of wireless products and semiconductors. From June 2007 to June 2009, Mr. Auslander served as Director, Strategic Alliances and Engineering, Ultra Mobility Group at Intel Corporation, a semiconductor manufacturer. Mr. Auslander served on the board of directors of QuickLogic Corporation, a fabless semiconductor company, from January 2014 to May 2014. Mr. Auslander holds an M.B.A. from Columbia Business School, a Masters in Electrical Engineering from Cornell University and Bachelor of Science degrees in both Electrical and Mechanical Engineering from ESME in France.

Craig H. Factor has served as our vice president, general counsel and secretary since September 2012. From May 2011 to February 2012, Mr. Factor was vice president, general counsel at Nanosolar, Inc., a solar panel manufacturing company. From March 2008 to February 2011, he served as vice president of legal affairs and general counsel at Innovative Silicon, Inc., a semiconductor company. From March 2006 to January 2007, Mr. Factor served as vice president of legal affairs and general counsel at RITA Medical Systems, Inc., a medical device company that was acquired by AngioDynamics, Inc. From August 2001 to December 2004, Mr. Factor served as general counsel at Artisan Components, Inc., a semiconductor intellectual property licensing company that was acquired by ARM Holdings plc, a semiconductor intellectual property supply company, and, after the acquisition, as assistant general counsel at ARM Holdings plc from December 2004 to May 2005. From June 1997 to July 2001, Mr. Factor served as general counsel and secretary at Immersion Corporation, an intellectual property licensing company. Mr. Factor holds an A.B. from Harvard University and a J.D. from the Duke University School of Law.

Stephanie Kaplan has served as our vice president of operations and program management since January 2015. From August 2014 to January 2015, Mrs. Kaplan served as our vice president of program and process management. From October 2012 to August 2014, Mrs. Kaplan served as an Independent Consultant in Research and Development and Operations. From December 2010 to October 2012, Mrs. Kaplan served as Vice President of Operations and Program Management at PowerVision, Inc, a medical device company. From January 2008 to February 2009 and from February 2006 to August 2007, Mrs. Kaplan served as Vice President of Operations and Program Management at Invuity, Inc., a surgical device company, and Sadra Medical, Inc., a medical device company. Mrs. Kaplan holds a B.S. in Industrial and Systems Engineering from The Ohio State University and an MBA in Management of Technology & Production and Operations Management from University of California, Berkeley, Haas School of Business.

Robert H. Schoenfield has served as our vice president worldwide sales and managing director of China since October 2014. From March 2014 to October 2014, Mr. Schoenfield served as our vice president of greater China and as our vice president of business development and marketing from February 2013 to October 2014. From March 2011 to February 2013, Mr. Schoenfield was our vice president of business development. From November 2009 to February 2011, Mr. Schoenfield was vice president of sales for North America at Polaris Wireless, Inc., a software-based location systems company. From January 1999 to October 2009, Mr. Schoenfield served in several positions with Aeris Communications, Inc., a mobile network operator, the most recent of which was senior vice president of sales, marketing and business development and he previously served as president of their South American division. Mr. Schoenfield also held various executive roles managing sales and business development for Tetra Tech, Inc., an environmental engineering and consulting company, from November 1995 to October 1998, and Nextel Communications, Inc., a telecommunications company, from April 1992 to September 1995. Mr. Schoenfield earned a B.S. from San Francisco State University.

James Steele has served as our vice president of engineering since March 2015. From July 2014 to March 2015, Mr. Steele served as our vice president of software engineering. Mr. Steele was vice president of engineering at Sensor Platforms, Inc., a sensor data software company, from February 2010 until we acquired Sensor Platforms in July 2014. Mr. Steele received a Ph.D. in physics from State University of New York at Stony Brook.

Code of business conduct and ethics

In September 2011, our board of directors adopted a Code of Business Conduct and Ethics for all employees, officers and directors. The full text of our Code of Business Conduct and Ethics is posted at the corporate governance portion of our website, http://investor.audience.com/governance.cfm. We intend to disclose future amendments to our Code of Business Conduct and Ethics, or certain waivers of such provisions, at the same location on our website identified above and also in public filings.

In September 2011, our board of directors also adopted a Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers. The full texts of our Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers are posted at the corporate governance portion of our website, http://investor.audience.com/governance.cfm. We intend to disclose future amendments to our Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers, or certain waivers of such provisions, at the same location on our website identified above and also in public filings.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2014, our directors, executive officers, and more than 10% stockholders complied with all Section 16(a) filing requirements; except that (i) a late Form 4 was filed on December 15, 2014 for each of the following nonemployee directors: Marvin Burkett, Barry Cox, Rich Geruson, Mohan Gyani, George Pavlov and Patrick Scaglia to report the partial vesting of RSU awards on December 6, 2014; (ii) a late Form 4 was filed on September 24, 2014 for Robert Schoenfield to report the partial vesting of a RSU award and subsequent sale of common stock on February 16, 2014; and (iii) a late Form 4 was filed on April 8, 2015 for each of the following executive officers: Craig Factor, Kevin Palatnik, Robert Schoenfield and Eitan Medina to report the grant and subsequent exercise of restricted stock awards on November 17, 2014.

Audit committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of Mr. Burkett, who is the committee chairman, and Messrs. Geruson and Pavlov, each of whom is a nonemployee member of our board of directors. Our nominating and corporate governance committee of the board of directors has determined that Mr. Burkett is a financial expert as contemplated by the rules of the SEC implementing Section 407 of the Sarbanes Oxley Act of 2002. Our nominating and corporate governance committee of the board of directors has considered the independence and other characteristics of each member of our audit committee. Our nominating and corporate governance committee of the board of directors believes that the composition of the audit committee meets the requirements for independence under the current requirements of The NASDAQ Global Select Market and SEC rules and regulations. We believe that the audit committee charter and the functioning of the audit committee comply with the applicable requirements of The NASDAQ Global Select Market and SEC rules and regulations. Our audit committee also serves as our qualified legal compliance committee. We intend to comply with future requirements to the extent they become applicable to us.

Item 11. Executive Compensation

As an “emerging growth company” under SEC rules, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

This Amendment No. 1 provides information about the material components of our executive compensation program for:

•	Peter B. Santos, our President and Chief Executive Officer;

•	Kevin S. Palatnik, our Chief Financial Officer; and

•	Edgar Auslander, our Vice President of Marketing and Business Development

We refer to these individuals collectively in this Amendment No. 1 as the “named executive officers.”

Executive summary

The initial terms and conditions of employment of each of the named executive officers are set forth in written offer letters. With the exception of his own arrangement, each of these offer letters was negotiated on our behalf by our chief executive officer, with the oversight and approval of our board of directors and/or the compensation committee.

Compensation-setting process

The compensation committee is responsible for overseeing our executive compensation program, as well as determining the ongoing compensation arrangements for our executive officers other than our chief executive officer. Generally, our chief executive officer will make recommendations to the compensation committee regarding compensation matters, except with respect to his own compensation. Following its deliberations, the compensation committee reviews and approves compensation for our executive officers and makes recommendations on chief executive officer compensation to our board of directors for its consideration and approval.

The compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2014, the compensation committee engaged Compensia to provide executive officer, employee and nonemployee director compensation advisory services to the compensation committee. Compensia serves at the discretion of the compensation committee and did not provide any other services to us in 2014.

Executive compensation program components

The following describes each component of our executive compensation program.

Base salary. We provide base salary to our named executive officers and other employees to compensate them for services rendered during the year. The base salaries of our named executive officers are reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. We do not apply specific formulas to determine increases. Generally, executive officers’ base salaries are adjusted during the first quarter of each year.

The 2014 base salaries were set by our compensation committee based on the recommendations of our chief executive officer, other than with respect to his own salary, which was set by the board of directors upon the recommendations of the compensation committee.

Executive incentive compensation plan. In February 2014, our compensation committee approved the 2014 executive incentive compensation plan for use under our 2012 Executive Incentive Compensation Plan. Our annual cash incentive award opportunities were designed to reward our named executive officers based on our performance and, in the discretion of our chief executive officer, the individual named executive officer’s contribution to that performance. Our compensation committee established a target award opportunity for each named executive officer other than our Chief Executive Officer, Peter B. Santos. In February 2014, based on the recommendation of our compensation committee, our board of directors approved the 2014 compensation arrangements of Mr. Santos, including a target bonus for 2014 of 100% of Mr. Santos’ 2014 base salary. Bonuses are funded based upon our achievement of financial performance objectives with the key metrics being: (i) GAAP Revenue and (ii) Non-GAAP Operating Income. In his discretion, our chief executive officer may make up to a 20% increase or decrease of an executive officer’s bonus (other than our chief executive officer’s own bonus) based on his subjective determination of the executive officer’s individual achievement during the year.

Equity compensation. We use equity awards to recruit and retain our executive officers, to incent and reward our executive officers for long-term corporate performance based on the value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders.

Historically, the size and form of the initial equity awards for our executive officers have been established through arms-length negotiation at the time the individual executive was hired. In making these awards, we considered, among other things, the prospective role and responsibility of the individual executive, competitive factors, the amount of equity-based compensation held by the executive officer at his or her former employer, the cash compensation received by the executive officer and the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value. In addition, we have periodically granted equity awards to our executive officers to ensure that their overall equity position was consistent with our compensation objectives.

Retirement benefits. We have established a tax-qualified Section 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Currently, we do not match contributions made by participants in the plan. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code so that contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan.

Post-employment compensation

Effective December 31, 2011, January 9, 2012 and May 12, 2014 with respect to Messrs. Santos, Palatnik and Auslander, respectively, we entered into change of control severance agreements, or severance agreements, with our named executive officers, which require us to make specific payments and benefits in connection with termination of their employment under certain circumstances. The severance agreements remain in effect for an initial term of three years. After the initial term, each agreement will automatically renew for an additional one-year period unless either party provides notice of nonrenewal within 60 days prior to the date of automatic renewal.

In order to receive the severance benefits described below, each named executive officer is obligated to execute a release of claims against us, provided such release of claims becomes effective and irrevocable no later than 60 days following such executive officer’s termination date.

For the purpose of the severance agreements, “change of control period” means generally the period beginning two months prior to, and ending 12 months following, a change of control.

Mr. Santos’ severance agreement provides that in the event of termination without cause or resignation for good reason (as such terms are defined in the severance agreement) outside of a change of control period, Mr. Santos will receive 12 months of salary and medical care coverage and an extended post-termination exercise period for outstanding and vested equity awards. In the event of termination without cause or resignation for good reason during a change of control period, Mr. Santos will receive 18 months of salary and medical care coverage, a payment equal to 150% of his bonus (as set forth more fully in the severance agreement), full acceleration of outstanding and unvested equity awards and an extended post-termination exercise period for outstanding and vested equity awards.

Mr. Palatnik’s severance agreement provides that in the event of termination without cause or resignation for good reason (as such terms are defined in the severance agreement) outside of a change of control period, Mr. Palatnik will receive nine months of salary and medical care coverage. In the event of termination without cause or resignation for good reason during a change of control period, Mr. Palatnik will receive 12 months of salary and medical care coverage, a payment equal to 100% of his bonus (as set forth more fully in the severance agreement), full acceleration of outstanding and unvested equity awards and an extended post-termination exercise period for outstanding and vested equity awards.

Mr. Auslander’s severance agreement provides that in the event of termination without cause (as such terms are defined in the severance agreement) outside of a change of control period, Mr. Auslander will receive six months of salary and medical care coverage. In the event of termination without cause or resignation for good reason during a change of control period, Mr. Auslander will receive nine months of salary and medical care coverage, a payment equal to 75% of his bonus (as set forth more fully in the severance agreement), full acceleration of outstanding and unvested equity awards and an extended post-termination exercise period for outstanding and vested equity awards.

Compensation committee interlocks and insider participation

No member of our compensation committee has ever been an executive officer or employee of our company, other than Mr. Cox who served on our compensation committee prior to September 2011. None of our executive officers currently serves, or has served during the last completed year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Report of the compensation committee

The compensation committee has reviewed and discussed the Executive Compensation with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Executive Compensation be included in this Amendment No. 1 to the Annual Report on Form 10-K.

Submitted by the

Compensation Committee of the

Board of Directors:

George A. Pavlov, Chairman

Marvin D. Burkett

Patrick Scaglia

2014 summary compensation table

The following table presents compensation information for 2014 paid to or earned by our named executive officers.

Name and principal position	Year	Salary(1)	Bonus		Stock awards(2)	Option awards(2)	Nonequity incentive plan compensation(3)	All other compensation	Total
Peter B. Santos	2014	$431,875	—		$570,360	$646,905	$—	$671	$1,649,811
President and Chief	2013	371,875	—		456,960	1,707,596	187,500	359	2,724,290
Executive Officer	2012	350,000	—		—	739,179	278,603	359	1,368,141
Kevin S. Palatnik	2014	328,781	—		393,488	254,318	—	671	977,258
Chief Financial Officer	2013	313,125	—		173,040	200,749	83,000	671	770,585
	2012	300,000	—		—	—	210,708	639	511,347
Edgar Auslander(4)	2014	169,640	55,000	(5)	474,400	343,727	—	239	1,043,006
Vice President of Marketing and Business Development

(1)	The amounts in this column include payments in respect of accrued vacation, holidays and sick days.
(2)	The amounts in this column represent grant date fair value for the respective executives’ RSUs or options granted in 2014 computed in accordance with FASB ASC Topic 718 without regard to estimated forfeitures.
(3)	The amounts in this column represent bonus payments as described in this Amendment No. 1 under the section titled “Executive compensation program components.”
(4)	Mr. Auslander joined us in May 2014.
(5)	Pursuant to his employment agreement, Mr. Auslander received a one-time cash signing bonus of $55,000.

Outstanding equity awards at December 31, 2014

The following table presents the outstanding option and stock awards held by each of our named executive officers as of December 31, 2014.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options exercisable(1)		Number of securities underlying unexercised options unexercisable(2)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested ($)
Peter B. Santos	24,412		—		0.6	10/17/2015
	161,009		—		0.75	7/13/2016
	112,355		—		0.9	1/22/2018
	100,246		—		2.4	4/7/2019
	59,449	(3)	—		2.7	8/3/2020
	132,350	(4)	—		2.7	8/3/2020
	89,743	(5)	50,732		13.8	1/25/2022
	38,500	(6)	45,500		14.28	2/15/2023
	—		180,000	(7)	14.28	2/15/2023
							20,000	(8)	88,000
	27,291	(9)	103,709		11.64	2/20/2024
							42,875	(10)	188,650
Kevin S. Palatnik	158,486	(11)	31,698		11.7	10/31/2021
	15,125	(12)	17,875		14.42	2/14/2023
							7,500	(13)	33,000
	10,729	(14)	40,771		11.64	2/20/2024
							16,800	(15)	73,920
							42,500	(16)	187,000
Edgar Auslander	—		75,000	(17)	11.48	5/16/2024
							30,000	(18)	132,000
							32,500	(19)	143,000

(1)	The options listed are subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying the option. The share numbers in this column represent the shares vested under each option as of December 31, 2014.
(2)	The options listed are subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying the option. The share numbers in this column represent the unvested shares under each option as of December 31, 2014.
(3)	1/48th of the total number of shares subject to this stock option will vest monthly starting August 3, 2010 (vesting commencement date).
(4)	1/36th of the total number of shares subject to this stock option will vest monthly starting August 3, 2010 (vesting commencement date).
(5)	1/36th of the total number of shares subject to this stock option will vest monthly starting January 25, 2012 (vesting commencement date).
(6)	1/48th of the total number of shares subject to this stock option will vest monthly starting February 14, 2013 (vesting commencement date).
(7)	The vesting of the shares is contingent on an increase of the Company’s stock price. The Company’s stock trading at or above $25, $30, $35 and $40 for 30 trading days, in each such instance, will begin a vesting period for 45,000 of the shares whereby each tranche vests as to 1/12th of the shares per month for 12 months.
(8)	1/8th of the RSUs vested on August 14, 2013, and 1/8th of the RSUs will vest every six months thereafter.
(9)	1/48th of the total number of shares subject to this stock option will vest monthly starting February 20, 2014 (vesting commencement date).
(10)	1/8th of the RSUs vested on August 20, 2014, and 1/8th of the RSUs will vest every six months thereafter.
(11)	1/4th of the total number of shares subject to this stock option vested on August 10, 2012 (one year following the vesting commencement date) and the remaining shares subject to the option vest at a rate of 1/48th per month of the total number of shares subject to this stock option each month thereafter.
(12)	1/48th of the total number of shares subject to this stock option will vest monthly starting February 15, 2013 (vesting commencement date).
(13)	1/8th of the RSUs vested on August 14, 2013, and 1/8th of the RSUs will vest every six months thereafter.
(14)	1/48th of the total number of shares subject to this stock option will vest monthly starting February 20, 2014 (vesting commencement date).
(15)	1/8th of the RSUs vested on August 20, 2014, and 1/8th of the RSUs will vest every six months thereafter.
(16)	1/8th of the RSUs will vest on May 8, 2015 and 1/8th of the RSUs will vest every six months thereafter.
(17)	1/4th of the total number of shares subject to this stock option will vest on May 16, 2015 (one year following the vesting commencement date) and the remaining shares subject to the option vest at a rate of 1/48th per month of the total number of shares subject to this stock option each month thereafter.
(18)	1/4th of the RSUs will vest on May 16, 2015 (one year following the vesting commencement date) and 1/8th of the RSUs will vest every six months thereafter.
(19)	1/8th of the RSUs will vest on May 8, 2015 and 1/8th of the RSUs will vest every six months thereafter.

Standard compensation arrangements for nonemployee directors

In September 2013, our compensation committee amended the fee arrangements for nonemployee directors, effective January 1, 2014, based upon data provided and a compensation strategy recommended by Compensia, Inc. (“Compensia”), a national compensation consulting firm engaged by our compensation committee to provide executive officer, employee and nonemployee director compensation advisory services to us. Our board of directors approved the fee arrangements for the technology committee when establishing the committee in February 2014. These fee arrangements provide (i) an annual cash retainer to each nonemployee director of $35,000 plus (ii) the following annual cash retainers for the following nonemployee members of the board of directors for service in the following positions, which retainers shall be in addition to the general retainer and shall be payable for each position so held:

Chairman of the board	$25,000

Audit committee chair	20,000

Each audit committee member other than the chair	9,000

Compensation committee chair	20,000

Each compensation committee member other than the chair	9,000

Nominating and governance chair	10,000

Each nominating and governance member other than the chair	4,500

Technology committee chair	20,000

Each technology committee member other than the chair	9,000

Our Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) provides that all nonemployee directors are eligible to receive all types of awards (except for incentive stock options). Effective January 1, 2014, each person who becomes a nonemployee director will be automatically granted an initial award consisting of (i) $77,500 of value of nonstatutory stock options and (ii) $77,500 of value of restricted stock units (“RSU”). The initial stock option award will vest as to 1/48th of the total shares thereunder on each monthly anniversary of the vesting commencement date, provided that the participant continues to serve as a director through such dates. The initial RSU award will vest as to 1/8th of the total shares thereunder on each six month anniversary of the vesting commencement date, provided the person continues to serve as a director through such dates. Each nonemployee director who will have served on our board of directors for at least the preceding six months will receive, at the first compensation committee meeting after the annual meeting of stockholders, the following awards: (i) $40,000 of value of nonstatutory stock options and (ii) $40,000 of value of RSUs. Such annual stock option awards vest as to 1/12th of the shares on each monthly anniversary of the annual meeting of stockholders and the RSU awards vest as to one half of the shares subject to the award on each of the six month and 12 month anniversaries of the annual meeting of stockholders. For options, “value” means the number of shares equal to the aggregate dollar amount of the award divided by the fair value, as calculated using the Black-Scholes option pricing model, of the option to purchase such common stock on the date of grant. For RSUs, “value” means the number of shares equal to the aggregate dollar amount divided by the fair market value of our common stock on the date of grant, as determined by the closing sales price of our common stock on the Nasdaq Global Select Stock Market.

2014 director compensation

The following table provides information for 2014 regarding all compensation awarded to, earned by or paid to each director for their services as a director. Peter Santos did not receive any separate compensation as a director.

Name	Fees earned or paid in cash ($)	Option awards(1)(2)(4) ($)	Stock awards(1)(3)(4) ($)	All other compensation ($)	Total ($)
Marvin D. Burkett	64,000	40,000	40,000	—	144,000
Barry L. Cox	35,000	40,000	40,000	—	115,000
Rich Geruson	53,000	40,000	40,000	—	133,000
Mohan S. Gyani	64,500	40,000	40,000	—	144,500
George A. Pavlov	83,000	40,000	40,000	—	163,000
Patrick Scaglia	64,000	40,000	40,000	—	144,000

(1)	These amounts represent grant date fair value for the respective directors’ option grants and RSUs granted in 2014 computed in accordance with FASB ASC Topic 718.
(2)	Represents the grant date fair value of an option granted on August 26, 2014 to purchase up to 15,054 shares of our common stock at an exercise price per share of $8.67. The option vests as to 1/12th of the shares subject to the option award on each monthly anniversary of August 26, 2014, subject to the director’s continued service through each vesting date.
(3)	Represents the grant date fair value of an RSU granted on August 26, 2014 to purchase up to 4,613 shares of our common stock. The RSU vests as to 1/2 of the shares subject to the RSU on December 6, 2014 and 1/2 of the RSU vests on June 6, 2015.
(4)	The aggregate number of shares subject to stock awards and stock options outstanding at December 31, 2014 for each director set forth in the table above was as follows:

Name	Aggregate number of stock awards outstanding	Aggregate number of stock options outstanding
Marvin D. Burkett	2,307	78,409

Barry L. Cox	2,307	37,575

Rich Geruson	2,307	39,837

Mohan S. Gyani	2,307	78,409

George A. Pavlov	2,307	47,915

Patrick Scaglia	2,307	33,693

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity compensation plan information

The following table summarizes the number of outstanding options and RSUs granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2014.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	5,038,532	(3)	$8.79	254,712

Equity compensation plans not approved by security holders(4)	218,129	(5)	2.17	55,470

Total	5,256,661		$8.73	310,182

(1)	Consists of our 2011 Plan and 2001 Stock Plan.
(2)	Our 2011 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each year, equal to the least of (i) 1,101,649 shares, (ii) 4.5% of the outstanding shares of common stock as of the last day of the immediately preceding year or (iii) such other amount as our board of directors may determine. On January 15, 2015, our board of directors approved the addition of 1,047,429 shares of common stock to the 2011 Plan.
(3)	Includes RSU awards for 1,303,791 shares which have no exercise price.
(4)	We assumed the Sensor Platforms 2004 Stock Option Plan on July 11, 2014 upon the closing of our acquisition of Sensor Platforms, Inc.
(5)	Includes RSU awards for 179,125 shares which have no exercise price.

Security ownership of certain beneficial owners

The following table presents information as to the beneficial ownership of our common stock as of March 31, 2015 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers set forth in “Item 11 Executive Compensation” of this Amendment No. 1; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power for securities. Unless otherwise shown below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power for all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2015 are considered to be outstanding and to be beneficially owned by the person holding the options or warrants to compute the percentage ownership of that person, but are not treated as outstanding to compute the percentage ownership of any other person. Applicable percentage ownership is based on 23,407,088 shares of our common stock outstanding at March 31, 2015.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Audience, Inc., 331 Fairchild Drive, Mountain View, California 94043. Information related to holders of more than 5% of our common stock was obtained from filings with the SEC pursuant to Sections 13(d) or 13(g) of the Exchange Act.

	Number of shares beneficially owned	Percentage of shares beneficially owned
5% stockholders:

Entities affiliated with Tallwood Venture Capital(1) 3000 Sand Hill Road, Building 3, Suite 240 Menlo Park, California 94025	4,660,569	19.91%

PRIMECAP Management Company(2) 225 South Lake Ave., #400	3,405,574	14.55
Pasadena, California 91101

Entities affiliated with Vulcan Capital Venture Capital(3) 505 Fifth Avenue, Suite 900 Seattle, Washington 98104	2,363,004	10.10

Columbia Wanger Asset Management, LLC(4) 227 West Monroe Street, Suite 3000	2,150,000	9.19
Chicago, Illinois 60606

Entities affiliated with Vertex Capital Advisors(5) 825 Third Avenue, 33rd Floor	1,679,389	7.17
New York, New York 10022

Directors and executive officers:

Peter B. Santos(6)	817,441	3.38

Marvin D. Burkett(7)	79,460	*

Barry L. Cox(8)	164,958	*

Rich Geruson(9)	38,533	*

Mohan S. Gyani(10)	79,460	*

George A. Pavlov(11)	4,420,946	18.85

Patrick Scaglia(12)	24,259	*

Kevin S. Palatnik(13)	383,860	1.62

Edgar Auslander(14)	47,293	*

All directors and executive officers as a group (13 persons)(15)	6,368,997	27.03

*	Represents beneficial ownership of less than 1%.
(1)	Consists of 1,042,323 shares of common stock held by Tallwood III, L.P.; 8,075 shares of common stock held by Tallwood III Associates, L.P.; 131,990 shares of common stock held by Tallwood III Partners, L.P.; 1,437,061 shares of common stock held by Tallwood II, L.P.; 1,133,312 shares of common stock held by Tallwood II Annex, L.P.; 26,222 shares of common stock held by Tallwood II Associates, L.P.; 595,352 shares of common stock held by Tallwood II Partners, L.P.; and 286,234 shares of common stock held by Tallwood Partners, LLC as a result of the transfer of 286,234 shares of common stock held by Tallwood I. L.P. (representing all of the shares held by Tallwood I, L.P. and beneficially owned by Tallwood Management Co., LLC, as the sole general partner of Tallwood I, L.P.) to Tallwood Partners, LLC. As the managing member of Tallwood Partners, LLC, The Banatao Living Trust DTD 7/21/99 (“Trust”) may be deemed to share voting and dispositive power with respect to the securities held by Tallwood Partners, LLC. As the trustee of the Trust, Diosdado P. Banatao may be deemed to be the beneficial owner of the securities held by Tallwood Partners, LLC. As the sole general partner of Tallwood II, L.P., Tallwood II Annex, L.P., Tallwood II Associates, L.P. and Tallwood II Partners, L.P., Tallwood II Management, LLC may be deemed to share voting and dispositive power with respect to the securities held by Tallwood II, L.P., Tallwood II Annex, L.P., Tallwood II Associates, L.P. and Tallwood II Partners, L.P. As the managing members of Tallwood II Management, LLC, Diosdado P. Banatao and George Pavlov may be deemed to be the beneficial owners of the securities held by Tallwood II, L.P., Tallwood II Annex, L.P., Tallwood II Associates, L.P. and Tallwood II Partners, L.P. As the sole general partner of Tallwood III, L.P., Tallwood III Associates, L.P. and Tallwood III Partners, L.P., Tallwood III Management, LLC may be deemed to share voting and dispositive power with respect to the securities held by Tallwood III, L.P., Tallwood III Associates, L.P. and Tallwood III Partners, L.P. As the managing members of Tallwood III Management, LLC, Luis Arzubi and Diosdado P. Banatao and George Pavlov may be deemed to be the beneficial owners of the securities held by Tallwood III, L.P., Tallwood III Associates, L.P. and Tallwood III Partners, L.P. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein..
(2)	Based solely upon a Schedule 13G/A filed with the SEC on February 13, 2015 by PRIMECAP Management Company (“PRIMECAP”) reporting beneficial ownership as of December 31, 2014. PRIMECAP reported sole voting power with respect to 2,265,223 shares of common stock and sole dispositive power with respect to 3,405,574 shares of common stock.
(3)	Consists of 2,363,004 shares of common stock held by Vulcan Capital Venture Capital I LLC (“VCVC I”). Paul Allen is the sole stockholder of Vulcan Ventures Incorporated (“VVI”), which is the managing member of Vulcan Capital Venture Capital Management I, LLC, which is the manager of VCVC I. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein.
(4)	Based solely upon a Schedule 13G filed with the SEC on February 11, 2015 by Columbia Wanger Asset Management, LLC (“CWAM”) and Columbia Acorn Fund (“CAF”). Each of CWAM and CAF reported sole voting and dispositive power with respect to 2,150,000 shares of common stock. CWAM does not directly own any shares, but as the investment adviser of CAF and various other investment companies and managed accounts, CWAM may be deemed to beneficially own the shares owned by CAF. Accordingly, the shares reported by CWAM include those shares separately reported by CAF. CWAM disclaims beneficial ownership these shares.
(5)	Based solely upon a Schedule 13D/A filed with the SEC on February 18, 2015 by Eric Singer and entities affiliated with Vertex Capital Advisors, LLC (“Vertex”) reporting beneficial ownership as of February 17, 2015. Consists of 1,179,389 shares held by Vertex Opportunities Fund, LP (“Vertex Opportunities”) and 500,000 shares held by Vertex Special Opportunities Fund III, LP (“VSO III”). Vertex Opportunities reported shared voting and dispositive power with respect to 1,179,389 shares, and VSO III reported shared voting and dispositive power with respect to 500,000 shares. As the general partner of Vertex Opportunities, Vertex GP, LLC (“Vertex GP”) may be deemed to share voting and dispositive power with respect to the securities held by Vertex Opportunities. As the general partner of VSO III, Vertex Special Opportunities GP III, LLC (“VSO GP III”) may be deemed to share voting and dispositive power with respect to the securities held by VSO III. Vertex Capital Advisors, LLC (“Vertex Capital”), as the investment manager to Vertex Opportunities and VSO III, may be deemed the beneficial owner of the securities held by Vertex Opportunities and VSO III, and Vertex Capital may be deemed to share voting and dispositive power with respect to such securities. Eric Singer, as the managing member of each of Vertex GP, VSO GP III and Vertex Capital, may be deemed the beneficial owner of the securities owned by Vertex Opportunities and VSO III, and Mr. Singer may be deemed to share voting and dispositive power with respect to such securities. Each of Vertex Opportunities, VSO III, Vertex GP, VSO GP III, Vertex Capital and Mr. Singer specifically disclaims beneficial ownership of the securities reported herein that are not directly owned by such entity or person, except to the extent of their pecuniary interest therein.
(6)	Consists of 20,428 shares of common stock held by Mr. Santos and 797,013 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2015.

(7)	Consists of 2,306 shares of common stock held by Mr. Burkett and 77,154 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2015.
(8)	Consists of 128,638 shares of common stock held by Mr. Cox and 36,320 shares issuable upon the exercise of options exercisable within 60 days after of March 31, 2015.
(9)	Consists of 2,306 shares of common stock held by Mr. Geruson and 36,227 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2015.
(10)	Consists of 2,306 shares of common stock held by Mr. Gyani and 77,154 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2015.
(11)	Consists of 2,306 shares held by Mr. Pavlov, 4,374,335 shares held by funds affiliated with Tallwood Venture Capital and 44,305 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2015. Mr. Pavlov is a general partner of Tallwood Venture Capital and as a result may be deemed to beneficially own the shares owned by entities affiliated with Tallwood Venture Capital. Mr. Pavlov disclaims beneficial ownership of the shares held by entities affiliated with Tallwood Venture Capital, except to the extent of his pecuniary interest therein.
(12)	Consists of 2,306 shares of common stock held by Mr. Scaglia and 21,953 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2015.
(13)	Consists of 142,908 shares of common stock held by Mr. Palatnik and 217,827 shares issuable upon the exercise of options exercisable and 23,125 RSUs that vest within 60 days after March 31, 2015.
(14)	Consists of 21,668 shares issuable upon the exercise of options exercisable and 25,625 RSUs that vest within 60 days after March 31, 2015.
(15)	Consists of 4,695,170 shares of common stock held by directors and executive officers as a group, 1,578,827 shares issuable upon the exercise of options exercisable and 95,000 RSUs that vest within 60 days after March 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions since the beginning of 2014 to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required under the “Summary of named executive compensation” section of this Amendment No. 1.

Indemnification agreements

We have entered into indemnity agreements with each of our current directors and officers, in addition to the indemnification provided for in our bylaws. These agreements will require us to indemnify each such person against expenses and liabilities incurred by such person for a proceeding related to such person’s services for us and to advance expenses incurred for such proceeding, all subject to limited exceptions.

Policies and procedures for related party transactions

In February 2015, our audit committee adopted an amended and restated related party transactions policy to improve our policy and practices related to such transactions. As provided by our audit committee charter, our audit committee is responsible for reviewing our related party transactions policy and approving related party transactions pursuant to our related party transactions policy. All of our directors and officers are required to report to the audit committee any related party transaction prior to entering into the transaction.

We believe that we have executed all of the transactions set forth under Item 13 titled “Certain relationships and related party transactions, and director independence” on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by the audit committee of our board of directors in accordance with our related party transaction policy and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Director independence

In February 2015, the nominating and corporate governance committee of our board of directors undertook a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, the nominating and corporate governance committee of our board of directors recommended to our board of directors and our board of directors determined that each of Messrs. Burkett, Cox, Geruson, Gyani, Pavlov and Scaglia are “independent directors” as defined under the rules of The NASDAQ Global Select Market. These directors constitute a majority of independent directors of our board of directors as required by the rules of The NASDAQ Global Select Market. Messrs. Santos is considered an inside director because he is employed by the Company as Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered to us by PricewaterhouseCoopers LLP for 2014 and 2013. All of the services described in the following table were approved in conformity with the audit committee’s pre-approval process.

	2014	2013
Audit fees(1)	$1,080,307	$1,111,550	(5)

Audit-related fees(2)	172,000	80,000

Tax fees(3)	53,775	40,000

All other fees(4)	1,800	2,600

Total	$1,307,882	$1,234,150

(1)	Audit fees consist of fees billed for professional services rendered for: (i) the audit of our annual consolidated financial statements, (ii) the reviews of our quarterly financial statements, (iii) registration statements, comfort letters, consents and other items related to SEC matters and (iv) statutory audits.
(2)	Audit related fees include fees billed for assurance and related services reasonably related to the performance of the audit or review of our fiscal 2014 and 2013 consolidated financial statements.
(3)	Tax fees consist of fees billed for professional services rendered for tax consultations.
(4)	All other fees consist of fees related to the license of specialized accounting research software.
(5)	Amount has been updated to reflect additional fees of $175,000 related to the 2013 fiscal year audit.

Pre-approval of audit and non-audit services

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm pursuant to its audit committee charter. The audit committee may delegate to one or more members of the audit committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full audit committee at scheduled meetings.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10K/A.

(a)(3) Exhibits: The documents listed in the Exhibit Index of this Annual Report on Form 10K/A are filed herewith or are incorporated by reference in this Annual Report on Form 10K/A, in each case as indicated therein.

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	1/13/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.1	11/20/2013

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.	10-K	10.4	3/14/2014

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	10-Q	10.5	11/14/2013

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Edgar Auslander, Craig H. Factor, Stephanie Kaplan, Eitan Medina and Robert H. Schoenfield.	S-1	10.12	1/13/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

10.20#	Offer letter to Stephanie Kaplan, dated August 15, 2014	10-Q	10.20	11/17/2014

10.21#	Offer letter to Edgar Auslander, dated May 1, 2014	10-K	10.21	3/9/2015

10.22#	Sensor Platforms 2004 Stock Plan.	S-8	99.1	7/30/2014

10.23+	International Distributor Agreement by and between the Registrant and Comtech International (Hong Kong) Limited dated March 31, 2014	10-K	10.23	3/9/2015

21.1	Subsidiaries.	10-K	21.1	3/9/2015

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	23.1	3/9/2015

24	Power of Attorney (see the signature page to the 2014 Form 10-K).	10-K	24	3/9/2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.	10-K	32.1	3/9/2015

101.INS	XBRL Instance Document	10-K	101.INS	3/9/2015

101.SCH	XBRL Taxonomy Schema Linkbase Document	10-K	101.SCH	3/9/2015

101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	101.CAL	3/9/2015

101.DEF	XBRL Taxonomy Definition Linkbase Document	10-K	101.DEF	3/9/2015

101.LAB	XBRL Taxonomy Labels Linkbase Document	10-K	101.LAB	3/9/2015

101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	101.PRE	3/9/2015

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIENCE INC.

By:	/s/ PETER B. SANTOS
Peter B. Santos
President and Chief Executive Officer

Date: April 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER B. SANTOS Peter B. Santos	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2015

/s/ KEVIN S. PALATNIK** Kevin S. Palatnik	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2015

/s/ MARVIN D. BURKETT** Marvin D. Burkett	Director	April 23, 2015

/s/ BARRY L. COX** Barry L. Cox	Director	April 23, 2015

/s/ RICH GERUSON** Rich Geruson	Director	April 23, 2015

/s/ MOHAN S. GYANI** Mohan S. Gyani	Chairman and Director	April 23, 2015

/s/ GEORGE A. PAVLOV** George A. Pavlov	Director	April 23, 2015

/s/ PATRICK SCAGLIA** Patrick Scaglia	Director	April 23, 2015

** By:	/s/ PETER B. SANTOS
Peter B. Santos, attorney-in-fact

EXHIBIT INDEX

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	3.1	1/13/2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	3.2	11/20/2013

4.1	Form of Common Stock Certificate of the Registrant.	S-1	4.1	5/8/2012

4.3	Amended and Restated Investors’ Rights Agreement dated February 3, 2010, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3	1/13/2012

4.3.1	Amendment to the Amended and Restated Investors’ Rights Agreement dated June 24, 2011, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.1	1/13/2012

4.3.2	Amendment Number Two to the Amended and Restated Investors’ Rights Agreement dated April 17, 2012, by and among the Registrant and certain stockholders of the Registrant.	S-1	4.3.2	4/27/2012

10.1	Form of Indemnification Agreement for directors and executive officers.	S-1	10.1	1/13/2012

10.2#	2001 Stock Plan, as amended, and form of agreements used thereunder.	S-8	10.2	5/10/2012

10.3#	2011 Equity Incentive Plan, as amended, and form of agreements used thereunder.	S-8	10.3	5/10/2012

10.4#	Amended and Restated 2011 Equity Incentive Plan and form of agreements used thereunder.	10-K	10.4	3/14/2014

10.5#	2011 Employee Stock Purchase Plan and form of agreements used thereunder.	10-Q	10.5	11/14/2013

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

10.10#	Change of Control Severance Agreement by and between the Registrant and Peter B. Santos dated December 31, 2011.	S-1	10.10	1/13/2012

10.11#	Change of Control Severance Agreement by and between the Registrant and Kevin S. Palatnik dated January 9, 2012.	S-1	10.11	1/13/2012

10.12#	Form of Change of Control Severance Agreement by and between the Registrant and each of Edgar Auslander, Craig H. Factor, Stephanie Kaplan, Eitan Medina, and Robert H. Schoenfield.	S-1	10.12	1/13/2012

10.14#	2012 Executive Incentive Compensation Plan.	S-1	10.14	4/20/2012

10.16	Office Lease, dated as of June 5, 2012 and executed on June 5, 2012, by and between the Registrant and CarrAmerica National Avenue, L.L.C.	8-K	10.16	6/11/2012

10.17#	Offer letter to Eitan Medina, dated June 1, 2012.	10-Q	10.17	8/7/2012

10.18#	Offer letter to Craig Factor, dated September 5, 2012.	10-Q	10.18	11/6/2012

10.20#	Offer letter to Stephanie Kaplan, dated August 15, 2014.	10-Q	10.20	11/7/2014

10.21#	Offer letter to Edgar Auslander, dated May 1, 2014.	10-K	10.21	3/9/2015

10.22#	Sensor Platforms 2004 Stock Plan.	S-8	99.1	7/30/2014

10.23+	International Distributor Agreement by and between the Registrant and Comtech International (Hong Kong) Limited dated March 31, 2014.	10-K	10.23	3/9/2015

21.1	Subsidiaries.	10-K	21.1	3/9/2015

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	23.1	3/9/2015

24	Power of Attorney (see the signature page to the 2014 Form 10-K).	10-K	24	3/9/2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit number	Description	Incorporated by reference from form	Incorporated by reference from exhibit number	Date filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.	10-K	32.1	3/9/2015

101.INS	XBRL Instance Document	10-K	101.INS	3/9/2015

101.SCH	XBRL Taxonomy Schema Linkbase Document	10-K	101.SCH	3/9/2015

101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	101.CAL	3/9/2015

101.DEF	XBRL Taxonomy Definition Linkbase Document	10-K	101.DEF	3/9/2015

101.LAB	XBRL Taxonomy Labels Linkbase Document	10-K	101.LAB	3/9/2015

101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	101.PRE	3/9/2015

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to request for confidential treatment filed with the Securities and Exchange Commission.