Form 10-Q
period 2015-03-31
AUDIENCE INC
filed 2015-05-11
CIK 1201663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding at April 30, 2015 was: 23,535,767.

AUDIENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

AUDIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2015	December 31, 2014 (1)
Assets
Current assets:
Cash and cash equivalents	$37,276	$46,184
Short-term investments	6,998	8,999
Restricted cash	4,200	4,200
Accounts receivable	7,810	2,789
Inventories	23,826	27,999
Other current assets	3,309	3,880

Total current assets	83,419	94,051
Property and equipment, net	10,407	11,634
Intangible assets, net	5,292	6,317
Other noncurrent assets	2,990	2,840

Total assets	$102,108	$114,842

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,247	$1,582
Accrued and other liabilities	13,168	12,064
Deferred credits and income	691	725

Total current liabilities	17,106	14,371
Income taxes payable- noncurrent	773	1,114
Deferred rent- noncurrent	2,129	2,046
Other liabilities- noncurrent	214	28

Total liabilities	20,222	17,559

Stockholders’ equity:
Common stock:	23	23
Additional paid-in capital	197,508	195,351
Accumulated deficit	(115,645)	(98,091)

Total stockholders’ equity	81,886	97,283

Total liabilities and stockholders’ equity	$102,108	$114,842

(1)	The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Hardware	$17,788	$34,076
Licensing	657	1,884

Total revenue	18,445	35,960
Cost of revenue	10,587	17,364

Gross profit	7,858	18,596
Operating expenses:
Research and development	13,639	12,188
Selling, general and administrative	11,125	12,245

Total operating expenses	24,764	24,433

Loss from operations	(16,906)	(5,837)
Interest income, net	6	18
Other expense, net	(393)	(33)

Loss before income taxes	(17,293)	(5,852)
Income tax provision	261	1,485

Net loss	$(17,554)	$(7,337)

Net loss per share:
Basic	$(0.75)	$(0.33)

Diluted	$(0.75)	$(0.33)

Weighted average shares used in computing net loss per share:
Basic	23,367	22,221

Diluted	23,367	22,221

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(17,554)	$(7,337)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	1

Net comprehensive loss	$(17,554)	$(7,336)

See notes to condensed consolidated financial statements (unaudited).

AUDIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(17,554)	$(7,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,577	1,332
Write-down of inventory to net realizable value	377	305
Recovery of doubtful accounts	(60)	—
Stock-based compensation	2,143	1,576
Excess tax benefit from stock options	—	(1,394)
Loss on disposal of property and equipment	7	3
Amortization/accretion of marketable securities	(1)	4
Changes in assets and liabilities:
Accounts receivable	(4,961)	(5,904)
Inventories	3,796	(5,561)
Prepaid expenses and other assets	103	(682)
Accounts payable	1,670	2,860
Accrued and other liabilities	1,237	810
Deferred credits and income	(34)	377

Net cash used in operating activities	(10,700)	(13,611)

Cash flows from investing activities
Purchases of property and equipment	(225)	(2,409)
Purchases of marketable securities	(3,998)	(11,996)
Proceeds from sales and maturities of marketable securities	6,000	9,100
Change in restricted cash	—	170

Net cash provided by (used in) investing activities	1,777	(5,135)

Cash flows from financing activities
Proceeds from exercise of stock options	167	422
Tax payment related to RSUs	(152)	(157)
Excess tax benefit from stock options	—	1,394

Net cash provided by financing activities	15	1,659

Net decrease in cash and cash equivalents	(8,908)	(17,087)
Cash and cash equivalents
Beginning of period	46,184	124,691

End of period	$37,276	$107,604

Supplemental disclosures:
Accrual for purchases of property, plant and equipment	$—	$215

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

On July 11, 2014, the Company and its wholly-owned subsidiary, Alameda Acquisition Corp., a Delaware corporation, acquired Sensor Platforms, Inc., a Delaware corporation (“Sensor Platforms”) for approximately $41 million. Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices.

Subsequent to the quarter ended March 31, 2015, there have been material declines in forecasted demand from the largest customer relative to management expectations for the second quarter of 2015, which has eroded projected operating results for 2015 as well as the projected cash balances. However, the Company believes that its existing sources of liquidity will satisfy its working capital and capital requirements for the next twelve months. Any further reductions in demand beyond current projections may require the Company to either implement a reduction in force or raise additional capital through equity or debt financing. Such additional financing may not be available on terms acceptable to the Company, or at all, and could require the Company to modify, delay or abandon some of its planned future expansion or expenditures or reduce some of its ongoing operating costs. If the Company is unable to obtain additional financing, it could have a material adverse effect on its business, financial condition, operating results and cash flows and its ability to achieve its intended business objectives. If the Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company and any new securities it issues could have rights, preferences and privileges senior to those of holders of its common stock.

2. Summary of significant accounting policies

Financial Statement Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair statement of the Company’s financial statements for interim periods in conformity with U.S. generally accepted accounting principles (“GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s accounting policies described in the “Notes to consolidated financial statements” in its Form 10-K have not changed in the three months ended March 31, 2015. The December 31, 2014 condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other expenses, net in the condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include the allowance for doubtful accounts receivable, inventory write-downs, useful lives of long-lived assets, valuation of deferred tax assets and uncertain tax positions and the measurement of stock-based compensation. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions and beliefs of what could occur in the future, considering available information. Actual results could differ from those estimates.

Concentration of Risk

As of March 31, 2015, one customer accounted for 81% of total accounts receivable. As of December 31, 2014, two customers accounted for 58% and 14% of total accounts receivable.

Revenue from Samsung Electronics Co., Ltd. (“Samsung”) accounted for 85% of total revenue for the three months ended March 31, 2015. Revenue from Samsung and Comtech, International Ltd. (“Comtech”), a distributor who sells the Company’s products to end customers, accounted for 74% and 18%, respectively, of total revenue for the three months ended March 31, 2014.

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

The Company does not offer distributors, CMs or OEMs return rights, rebates, price protection or other similar rights. However, in the past, the Company has occasionally accepted returns from distributors. Although the Company does not recognize revenue from sales to its distributors upon shipment, the title and the risk of ownership for the products typically transfers to the distributor upon shipment as per the Company’s shipping terms, and the distributor is obligated to pay for the products at that time. As a result, product revenue is deferred until the distributor notifies the Company in writing of its resale of the products. Deferred revenue less the related cost of the inventories are included in the condensed consolidated balance sheets under “Deferred credits and income.” The Company takes into account the inventories held by its distributors in determining the appropriate level of provision for excess and obsolete inventory.

The Company began to recognize licensing revenue on royalty payments in 2012 on mobile phones integrating its licensed semiconductor intellectual property (“processor IP”) from a single OEM. The Company recognizes licensing revenue based on mobile phone shipments reported during the quarter, assuming that all other revenue recognition criteria are met. The OEM generally reports shipment information typically within 45 days following the end of the OEM’s quarter. Since there is no reliable basis on which the Company can estimate its licensing revenues prior to obtaining the OEM’s reports from the licensees, the Company recognizes licensing revenues on a one-quarter lag. The amount of revenue recognized is determined by multiplying the number of mobile phones sold during a particular period in which the Company’s processor IP is integrated and enabled by the agreed-upon royalty rate.

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units (“RSUs”) are considered to be common stock equivalents. When there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

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

3. Consolidated balance sheet components

Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Work in process	$17,662	$19,828
Finished goods	6,164	8,171

Total inventory	$23,826	$27,999

Property and equipment, net

Property and equipment, net, consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Computers and equipment	$4,447	$4,346
Machinery and equipment	6,659	6,561
Software	4,309	4,294
Furniture and fixtures	4,821	4,821
Leasehold improvements	3,252	3,251
Construction in progress	48	81

Gross property and equipment	23,536	23,354
Accumulated depreciation	(13,129)	(11,720)

Property and equipment, net	$10,407	$11,634

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1.4 million and $1.3 million, respectively.

Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Compensation	$5,077	$4,165
Professional fees	1,463	972
Income taxes payable	679	544
Escrow payable	4,200	4,200
Other	1,749	2,183

Accrued and other current liabilities	$13,168	$12,064

4. Fair Value of Financial Instruments

The Company invests its excess cash primarily in money market funds and U.S. government agency and treasury notes that mature within one year. All cash equivalents and marketable securities are classified as available-for-sale. As of March 31, 2015, the unrealized gains or losses associated with the Company’s investments were insignificant. No gains or losses were realized from sale of securities in the periods presented.

The amortized cost and fair value of available-for-sale securities were as follows:

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Money market funds	$25,715	$—	$—	$25,715
U.S. agency securities	6,998	—	—	6,998

Total available-for-sale securities	$32,713	$—	$—	$32,713

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Money market funds	$23,715	$—	$—	$23,715
U.S. agency securities	8,998	1	—	8,999

Total available-for-sale securities	$32,713	$1	$—	$32,714

Available-for-sale securities are reported at fair value on the condensed consolidated balance sheets and classified as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Cash equivalents	$25,715	$23,715
Short-term investments	6,998	8,999

Total available-for-sale securities	$32,713	$32,714

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

As there were no financial liabilities that were required to be measured at fair value, the following tables summarize the Company’s financial assets measured at fair value on a recurring basis within the fair value hierarchy:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$25,715	$25,715	$—	$—
Short-term investments:
U.S. agency securities	6,998	6,998	—	—

Total available-for-sale securities	$32,713	$32,713	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$23,715	$23,715	$—	$—
Short-term investments:
U.S. agency securities	8,999	8,999	—	—

Total available-for-sale securities	$32,714	$32,714	$—	$—

5. Acquisition of Sensor Platforms

On July 11, 2014, the Company completed the acquisition contemplated by the Agreement and Plan of Merger by and among the Company, Alameda Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, Sensor Platforms, and the stockholders’ agent listed therein (the “Acquisition”). Sensor Platforms develops software and algorithms that interpret sensor data to enable broad context awareness on smart phones, wearables and other consumer devices. The Company believes the combination of Sensor Platforms’ motion sensing technology with its voice and audio solutions places the combined company in a unique position to deliver compelling solutions based on the fusion of voice and motion.

The Company incurred $0.5 million in transaction costs in 2014. These expenses were included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

6. Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,494	$(2,427)	$5,067	$7,494	$(1,627)	$5,867
Customer relationships	904	(679)	225	904	(454)	450

	$8,398	$(3,106)	$5,292	$8,398	$(2,081)	$6,317

Amortization expense relating to developed technology included in cost of revenue for the three months ended March 31, 2015 was approximately $0.8 million. Amortization expense relating to customer relationships included in selling, general and administrative expenses for the three months ended March 31, 2015 was approximately $0.2 million.

The estimated future amortization expense of intangible assets as of March 31, 2015 was as follows (in thousands):

Nine months ended December 31, 2015	$2,625
2016	2,667

Total	$5,292

7. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three months ended March 31,
	2015	2014
	(in thousands, except per share data
Numerator:
Net loss - basic and diluted	$(17,554)	$(7,337)

Denominator:
Weighted average shares used in computing net loss per share:
Basic	23,367	22,221
Weighted average effect of potentially dilutive securities:
Options to purchase common stock	—	—
Restricted stock units	—	—
Employee stock purchase plan	—	—

Diluted	23,367	22,221

Net loss per share:
Basic	$(0.75)	$(0.33)

Diluted	$(0.75)	$(0.33)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three months ended March 31,
	2015	2014
	(in thousands)
Options to purchase common stock	3,882	4,679
Restricted stock units	1,580	566

Total	5,462	5,245

8. Commitments and contingencies

Leases

The Company leases office space under noncancelable agreements with various expiration dates through October 2023. Rent expense for the three months ended March 31, 2015 and 2014 was $1.3 million and $1.4 million, respectively.

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

Purchase commitments

The Company subcontracts with other companies to manufacture its voice and audio processors. Audience may generally cancel these purchase commitments at any time; however, the Company is required to pay all costs incurred through the cancellation date. The Company rarely cancels these agreements once production has started. The Company had $29.6 million in open purchase commitments with its third-party foundries and other suppliers at March 31, 2015.

Noncurrent Gross Unrecognized Tax Benefits

As of March 31, 2015, the Company had $0.8 million of non-current gross unrecognized tax benefits that are reflected in income taxes payable-noncurrent in the condensed consolidated balance sheets. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the Company is not able to provide a reasonable estimate of the timing of future payments relating to these obligations.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend the Company and its customers by determining the scope, enforceability and validity of third party proprietary rights or to establish the Company’s proprietary rights. The Company has also received a complaint which purports to be brought on behalf of a class of purchasers of its common stock issued in or traceable to the Company’s initial public offering (“IPO”) which contains claims under Sections 11, 12(a)(2) and 15 of the Securities Act. There can be no assurance with respect to the outcome of any current or future litigation brought against the Company or pursuant to which it has indemnification obligations and the outcome could have a material adverse impact on its financial condition, results of operations and cash flows.

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against the Company, the members of its board of directors, two of its executive officers and the underwriters of its IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of the Company’s common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the grounds that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial has been scheduled for September 15, 2015. On May 1, 2015, the parties submitted a stipulation to reschedule the trial date to March 14, 2016. The Court has not yet approved the stipulation. The Company believes that the allegations in the complaint are without merit and intends to vigorously contest the action. However, there can be no assurance that the Company will be successful in its defense and it cannot currently estimate a range of any possible losses the Company may experience in connection with this case. Accordingly, the Company is unable at this time to estimate the effects of this complaint on its financial condition, results of operations or cash flows.

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

9. Stock-based Compensation

The following is a summary of option activity under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) for the three months ended March 31, 2015:

	Outstanding options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2014	3,773,745	$8.73
Options granted	599,300	4.60
Options exercised	(67,248)	2.48
Options cancelled	(264,815)	11.38

Balances at March 31, 2015	4,040,982	8.04

The following is a summary of RSU activity for the three months ended March 31, 2015:

	Shares outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,482,916	$8.67
RSUs granted	733,561	4.61
RSUs released	(82,506)	12.24
RSUs cancelled/forfeited	(287,782)	7.68

Balance at March 31, 2015	1,846,189	7.06

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands)
Cost of revenue	$14	$62
Research and development	980	652
Selling, general and administrative	1,149	862

Stock-based compensation expense	$2,143	$1,576

At March 31, 2015, the Company had $5.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that it expects to recognize over a weighted average period of 3.4 years.

At March 31, 2015, total unrecognized estimated compensation expense, net of estimated forfeitures, related to unvested RSUs granted was $11.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.

10. Capital stock

Common stock

As of March 31, 2015 and December 31, 2014, the Company had reserved shares of its common stock for future issuance as follows:

	March 31, 2015	December 31, 2014
Shares reserved for stock options and restricted stock units	6,427,298	5,511,373
Shares reserved for employee stock purchase plan	232,832	70

11. Income taxes

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

The Company’s effective income tax rate was (1.5)% and (25)% for the three months ended March 31, 2015 and 2014, respectively. The Company’s provision for income taxes was $0.3 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in income tax provision for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to an increase in loss before income taxes and a change in the jurisdictional mix of where income is earned. The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. The Company’s intent is to indefinitely reinvest its non-U.S. funds in its foreign operations, and its current plans do not demonstrate a need to repatriate them to fund its U.S. operations.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs both positive and negative evidence in determining the need for a valuation allowance, such as historical income (losses), recent earnings, forecasted income, customer concentration, pricing pressures, competition from larger companies with significantly greater resources and other risks inherent in the semiconductor industry. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period in which the Company makes such determination. Likewise, if the Company later determines that it is more–likely-than-not that the net deferred tax assets would be realized, it would reverse the applicable portion of the previously provided valuation allowance. The realization of deferred tax assets is primarily dependent on the Company generating sufficient U.S. and foreign taxable income in future fiscal years. The Company weighs both positive and negative evidence, from a quantitative and qualitative perspective, with more weight given to evidence that can be objectively verified. Under this standard, the Company’s downward trend of U.S. pretax income and current year U.S. pretax loss and three year cumulative loss in the U.S. considering the current and prior 2 years was considered significant and objectively verifiable negative evidence. In addition, the Company is subject to business uncertainties that make it difficult to forecast demand and production levels due to a lack of long term purchase commitments. Therefore, the Company is unable to reliably forecast taxable income in order to realize its U.S. deferred tax assets. Based on this significant negative evidence, the Company concluded that a valuation allowance should be maintained on all U.S. deferred tax assets as of March 31, 2015. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions and maintain the valuation allowances until sufficient positive evidence exists to support a reversal. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected in the tax provision in the period such determination is made.

As of March 31, 2015, the Company had gross unrecognized tax benefits totaling $7.8 million. Approximately $6.5 million of the Company’s net unrecognized tax benefits, not including interest, if recognized, would affect its effective tax rate. One or more of these net unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company adopted ASU No. 2013-11 during the three months ended March 31, 2015 and offset $0.3 million of the unrecognized tax benefits in noncurrent income taxes payable with the related deferred tax assets. The Company recognizes interest and/or penalties related to income tax matters within the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2015, the Company had no accrued interest or penalties due to its net operating losses and tax credits available to offset any tax adjustments. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

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

Revenues by geographic regions are based upon the customers’ or their CM’s ship-to address or headquarters location. The following table sets forth reportable revenues by geographic regions:

	Three months ended March 31,
	2015	2014
	(in thousands)
Revenues:
South Korea	$15,753	$26,769
China	1,604	7,218
United States	657	1,884
Other	431	89

Total	$18,445	$35,960

13. Subsequent events

On April 29, 2015, the Company, Knowles Corporation, a Delaware corporation (“Knowles”), and Orange Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Knowles (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which contemplates the acquisition by Knowles, through Merger Sub, of the Company in a two-step transaction comprised of a combination cash and stock exchange offer for all of the issued and outstanding shares of the Company’s common stock, followed by a merger of Merger Sub with and into the Company with the Company surviving as a wholly-owned subsidiary of Knowles.

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto for the year ended December 31, 2014, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We recorded total revenue of $18.4 million and $36.0 million for the three months ended March 31, 2015 and 2014, respectively. We recorded a net loss of $17.6 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively.

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

On April 29, 2015, we entered into a Merger Agreement with Knowles and Merger Sub, which contemplates the acquisition by Knowles, through Merger Sub, of Audience in a two-step transaction comprised of a combination cash and stock exchange offer for all of the issued and outstanding shares of our common stock (the “Offer”), followed by a merger of Merger Sub with and into Audience (the “Merger”) with Audience surviving as a wholly-owned subsidiary of Knowles. In the Offer, each of our stockholders who participates in the Offer will receive consideration in the form of $2.50 per share in cash (the “Cash Consideration”) and validly issued, fully paid and nonassessable shares of common stock of Knowles (the “Stock Consideration”, and together with the Cash Consideration, the “Offer Consideration”) equal to the quotient, subject to adjustment for stock splits, stock dividends and similar events, obtained by dividing $2.50 by an amount equal to the volume weighted average of the sale prices for the common stock of Knowles (the “Closing Date Average Price”) on each of the 10 consecutive trading days ending on and including the second trading day prior to the expiration of the Offer; provided that the value of the Closing Date Average Price may not exceed $23.35 nor be less than $18.16 (the adjustments to the Closing Date Average Price referred to herein as the “Collar”). Pursuant to the terms of the Merger Agreement, at the Effective Time, by virtue of the Merger, each share of the our common stock (other than dissenting shares) will be converted into the right to receive the Offer Consideration. Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, among others: (i) the condition that at least a majority of (x) the total number of shares of our common stock outstanding as of the expiration of the Offer, including such shares subject to RSUs and such shares deemed issued pursuant to our employee stock purchase plan, plus (y) the aggregate number of shares of our common stock issuable to holders of options to purchase shares of our common stock from which we have received notices of exercise prior to the expiration of the Offer, be tendered in the Offer; and (ii) other conditions set forth in Annex II to the Merger Agreement, including that five of six specified key employees have employment arrangements with Knowles, Audience or an Affiliate in full force and effect as of the closing of the Merger.

Business factors affecting our performance

Competition in market for voice and audio improvement. The market for our products is evolving rapidly and is technologically challenging. Our success will depend, in part, on growth of this market, our ability to adapt to demands from users, OEMs and mobile network operators, (“MNOs”), and our ability to remain competitive in the industry. OEMs and MNOs may decide that the costs of improving sound quality outweigh the benefits, which could limit demand for our solutions. User demand for new levels of voice and audio quality and functionality will depend on our ability to provide solutions that continue to improve the user experience and our ability to convey the impact of our solutions.

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

Revenue driven by significant customers. Historically, our revenue has been significantly concentrated in a small number of OEMs, CMs and distributors and we expect that concentration to continue for the foreseeable future. Revenue from Samsung Electronics Co., Ltd. (“Samsung”) accounted for 85% of total revenue for the three months ended March 31, 2015. Revenue from Samsung and Comtech, International Ltd. (“Comtech”), a distributor who sells the Company’s products to end customers, accounted for 74% and 18%, respectively, of total revenue for the three months ended March 31, 2014. No other OEM, CM or distributor accounted for 10% or more of our total revenue for the three months ended March 31, 2015 and 2014.

Fluctuations in the demand for the products of our OEMs have a significant impact on our business as our OEMs reduce their purchase orders with us in response to such demands and competitive pressures. For example, we announced in April 2015, that there have been material declines in forecasted demand from our largest customer relative to management expectations for the quarter ended June 30, 2015, and we announced in July 2014 and October 2014 that weakness in demand for certain high-end smart phones was anticipated to cause a decline in the volume of processors purchased from us by Samsung, and that such weakness in demand was expected to continue. As a result, we expect that we will continue to incur net losses in 2015. We anticipate that fluctuations in demand for certain high-end smart phones and concentration of revenue in one or more OEMs will continue in the short-term and that we may not be able to foresee slowing demand early enough to take action to control our expenses. Any further reductions in demand beyond current projections may require us to either implement a reduction in force or raise additional capital through equity or debt financing. As a majority of our expenses, other than the cost of manufacturing our processors, are staff-related, a reduction in those expenses may be delayed in having an effect on our operating results. For example, in August 2014, we announced and implemented a restructuring plan for a workforce reduction through involuntary terminations. We may also impair our ability to grow our revenue in the future if our expense cuts cause us to forego development of future programs.

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

General economic conditions and geographic concentration. A global economic slowdown or financial crisis, similar to the one that occurred beginning in late 2008, would likely have a significant impact on the mobile device industry and our financial results. As the economy slows, consumer confidence may decline and, because our products serve the mobile device market, any decline in purchases by consumers of new mobile devices would adversely affect our revenue. Moreover, because our sales have been concentrated in a few select markets, including South Korea, China and the United States (“U.S. “), our financial results will be impacted by general economic and political conditions in these markets.

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

Operating expenses

We classify our operating expenses as either research and development or selling, general and administrative. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant components of each of our operating expense categories. In any particular period, the timing of additional hires could materially affect our operating expenses.

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

JOBS Act

In April 2012, the JOBS Act was enacted. We are an emerging growth company as defined under the JOBS Act, and as such we intend to rely on certain exemptions allowed under the JOBS Act as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

Comparison of the three months ended March 31, 2015 and 2014

The following sets forth our operating results for the three months ended March 31, 2015 and 2014. The period to period comparison of our financial results is not necessarily indicative of the financial results we may achieve in future periods.

Revenue

	Three months ended March 31,
	2015		2014		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
Hardware	$17,788	96%	$34,076	95%	$(16,288)	(48%)
Licensing	657	4%	1,884	5%	(1,227)	(65%)

Total revenue	$18,445	100%	$35,960	100%	$(17,515)	(49%)

Hardware revenue for the three months ended March 31, 2015 was $17.8 million, compared to $34.1 million for the three months ended March 31, 2014, a decrease of $16.3 million, or 48%. The decrease was primarily due to the softness in demand for certain high-end smart phones and a reduction in demand for older generation products.

Licensing revenue for the three months ended March 31, 2015 was $0.7 million, compared to $1.9 million for the three months ended March 31, 2014, a decrease of $1.2 million, or 65%. The decrease was primarily due to declining demand for one of our OEM’s 2011 model of its mobile phones. We expect this royalty-related revenue to continue to decline for the remainder of 2015.

For the three months ended March 31, 2015, revenue from Samsung accounted for 85% of total revenue. For the three months ended March 31, 2014, revenue from Samsung and Comtech accounted for 74% and 18% of total revenue, respectively. No other OEM, CM or distributor accounted for more than 10% of our total revenue in either period.

Revenue by geography

	Three months ended March 31,
	2015		2014		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Revenue:
South Korea	$15,753	85%	$26,769	75%	$(11,016)	(41%)
China	1,604	9%	7,218	20%	(5,614)	(78%)
United States	657	4%	1,884	5%	(1,227)	(65%)
Other	431	2%	89	0%	342	384%

Total revenue	$18,445	100%	$35,960	100%	$(17,515)	(49%)

Revenue generated in Asia represented 96% and 95% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. Revenue generated in South Korea decreased $11.0 million for the three months ended March 31, 2015 compared to the same period in 2014 and was primarily due to the softness in demand for certain high-end smart phones. Revenue generated in China decreased $5.6 million primarily due to a reduction in demand for older generation products from Chinese OEMs. Revenue generated in the United States decreased $1.2 million primarily due to the decrease in licensing revenue for one of our OEM’s mobile phone models which we anticipate will continue to decline as this OEM phases out the older generation of mobile phones in which our processor IP had been included.

Cost of revenue and gross profit

	Three months ended March 31,
	2015		2014		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Cost of revenue	$10,587	57%	$17,364	48%	$(6,777)	(39%)
Gross profit	$7,858	43%	$18,596	52%	$(10,738)	(58%)

Cost of revenue for the three months ended March 31, 2015 was $10.6 million, compared to $17.4 million for the three months ended March 31, 2014, a decrease of $6.8 million, or 39%. The decrease was primarily due to the softness in demand for certain high-end smart phones and a reduction in demand for older generation products. This was partially offset by an increase of approximately $0.8 million in amortization expense related to the developed technology intangible asset acquired in connection with our acquisition of Sensor Platforms.

Gross margin percentage was 43% and 52% for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to a reduction in licensing revenue and amortization expense related to the developed technology intangible asset acquired in connection with our acquisition of Sensor Platforms.

Operating expenses

	Three months ended March 31,
	2015		2014		Change
	(in thousands, except percentages)
	Amount	% of total revenues	Amount	% of total revenues	Amount	Percent
Research and development	$13,639	74%	$12,188	34%	$1,451	12%
Selling, general and administrative	11,125	60%	12,245	34%	(1,120)	(9%)

Total operating expenses	$24,764	134%	$24,433	68%	$331	1%

Research and development. Research and development expenses for the three months ended March 31, 2015 were $13.6 million, compared to $12.2 million for the three months ended March 31, 2014, an increase of $1.5 million, or 12%. The increase was primarily due to a $0.8 million increase in bonus expense primarily related to changes in our bonus programs, an increase of $0.5 million in tape-out related expenses related to future products and a $0.3 million increase in stock-based compensation expenses related to new equity awards. These were partially offset by a decrease of $0.2 million in supply-related expenses due to the timing of purchases.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2015 were $11.1 million, compared to $12.2 million for the three months ended March 31, 2014, a decrease of $1.1 million, or 9%. The decrease was primarily due to a decrease of $0.8 million in salaries and wages related to a decrease in headcount, a decrease of $0.2 million in travel related expenses related to a decrease in headcount and a decrease of $0.2 million in equipment and related expense due to continuing efforts to manage spending.

Other expense, net

	Three months ended March 31,
	2015	2014	Change
	(in thousands, except percentages)		Amount	Percent
Other expense, net	$(393)	$(33)	$(360)	1092%

Other expense, net, for the three months ended March 31, 2015 was an expense of $393,000, compared to an expense of $33,000 for the three months ended March 31, 2014, an increase of $360,000, or 1092%. The increase was primarily due to foreign exchange losses in the three months ended March 31, 2015.

Income tax provision

	Three months ended March 31,
	2015	2014	Change
	(in thousands, except percentages)		Amount	Percent
Income tax provision	$261	$1,485	$(1,224)	(82%)

Income tax provision for the three months ended March 31, 2015 was $0.3 million, compared to an income tax provision of $1.5 million for the three months ended March 31, 2014. The decrease was primarily due to the increase of $11.4 million in loss before income taxes for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, and a change in the jurisdictional mix of where income was earned.

Liquidity and capital resources

Since our inception, we have incurred significant losses, and, as of March 31, 2015, we had an accumulated deficit of $115.6 million.

As of March 31, 2015, we had cash and cash equivalents of $37.3 million, short-term investments of $7.0 million, future minimum lease payment obligations of $38.1 million and no other debt.

Although there have been recent material declines in forecasted demand from our largest customer relative to management expectations for the quarter ended June 30, 2015 which has eroded projected operating results for 2015 as well as our projected cash balances, we believe that our existing sources of liquidity will satisfy our working capital and capital requirements for the next twelve months. However, any further reductions in demand beyond current projections may require us to either implement a reduction in force or raise additional capital through equity or debt financing. Such additional financing may not be available on terms acceptable to us, or at all, and could require us to modify, delay or abandon some of our planned future expansion or expenditures or reduce some of our ongoing operating costs. If we are unable to obtain additional financing, it could have a material adverse effect on our business, financial condition, operating results and cash flows and our ability to achieve our intended business objectives. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Our cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(10,700)	$(13,611)
Net cash provided by (used in) investing activities	1,777	(5,135)
Net cash provided by financing activities	15	1,659

Cash flows from operating activities

Net cash used in operating activities was $10.7 million for the three months ended March 31, 2015 and was primarily the result of a net loss of $17.6 million and an increase in accounts receivable of $5.0 million due to the timing of sales and collections. These were partially offset by a decrease of $3.8 million in inventories due to the continuing efforts to manage inventory levels, an increase in accounts payable and accrued and other liabilities of $2.9 million due to the timing of purchases, depreciation and amortization expense of $2.6 million and payment, and stock-based compensation expense of $2.1 million.

Net cash used in operating activities was $13.6 million for the three months ended March 31, 2014 and was primarily the result of a net loss of $7.3 million, an increase in accounts receivable of $5.9 million due to the timing of sales and collections, an increase in inventories of $5.6 million to support continuing demand for our existing products and the build-up of our newer generation products for new customer devices, and excess tax benefits from stock options of $1.4 million. These were partially offset by non-cash items such as depreciation and amortization expense of $1.3 million, stock-based compensation expense of $1.6 million, an increase of accounts payable of $2.9 million due to the timing of payments, and an increase of accrued and other liabilities of $0.8 million.

Cash flows from investing activities

Net cash provided by investing activities for the three months ended March 31, 2015 of $1.8 million consisted primarily of proceeds from the sale and maturities of marketable securities of $6.0 million. This was partially offset by purchases of marketable securities of $4.0 million, and purchases of property and equipment of $0.2 million.

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

Cash flows from financing activities

Net cash provided by financing activities of $15,000 for the three months ended March 31, 2015 was primarily due to proceeds of $167,000 from the exercise of employee stock options, partially offset by tax payments related to RSUs of $152,000.

Net cash provided by financing activities of $1.7 million for the three months ended March 31, 2014 was primarily due to proceeds of $0.4 million from the exercise of employee stock options and employee stock purchase plan, and excess tax benefits from stock options of $1.4 million. This was partially offset by cash payments of $0.2 million on minimum statutory withholding taxes on behalf of employees for shares issued pursuant to restricted stock units.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies;

•	Stock-based compensation; and

•	Income taxes.

We had no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates described in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed for the year ended December 31, 2014.

Contractual obligations and commitments

Our primary contractual obligations are from materials purchase obligations with our third-party foundries and other suppliers and operating leases for office space. See Note 8 to Condensed Consolidated Financial Statements for a discussion of these matters.

Other than the contractual obligations and commitments discussed in Note 8 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any other material non-cancellable purchase commitments as of March 31, 2015.

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

As of March 31, 2015, the functional currency of our non-U.S. entities was the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other expense, net” in the condensed consolidated statements of operations for the periods presented. The amounts of transaction gains and losses were not material in any of the periods presented.

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

Interest rate sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments totaling $44.3 million as of March 31, 2015 and consisted primarily of cash, money market funds and U.S. government bonds and notes with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The Court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiff’s motion to certify a class. A trial has been scheduled for September 15, 2015. On May 1, 2015, the parties submitted a stipulation to reschedule the trial date to March 14, 2016. The court has not yet approved the stipulation. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our business, financial condition, operating results or cash flows.

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

Risks related to our proposed acquisition by Knowles

Failure to complete, or delays in completing, the merger with Knowles could materially and adversely affect our results of operations and stock price.

On April 29, 2015, we entered into a Merger Agreement with Knowles, which contemplates the acquisition by Knowles of us in a two-step transaction comprised of a combination cash and stock exchange offer for all of the issued and outstanding shares of our common stock (the “Offer”), followed by a merger of Merger Sub and us, with us being the surviving corporation (the “Merger”). Consummation of the Offer and the Merger (collectively, the “Transaction”) is subject to the conditions described therein, including the minimum tender requirement. We cannot assure you that we will be able to successfully consummate the Transaction as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Transaction to be consummated include the following:

•	we would not realize any or all of the potential benefits of the Transaction, including any synergies that could result from combining the resources of us and Knowles, which could have a negative effect on our stock price;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Transaction regardless of whether the Transaction is consummated;

•	under some circumstances, we may have to pay a termination fee to Knowles in the amount of $5 million if the Offer is not completed;

•	the attention of our management and employees may be diverted from day-to-day operations during the period up to the completion of the Merger;

•	our business may be disrupted by customer uncertainty over when or if the Transaction will be completed;

•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transaction, which restrictions could adversely affect our ability to conduct business as we otherwise would have done if we were not subject to these restrictions; and

•	our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the proposed Transaction.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and stock price.

If the Transaction is completed, the combined company may not perform as we expect, or as the market expects, which could have an adverse effect on the price of Knowles stock, which our stockholders will own following such completion.

The integration of us into Knowles’ existing operations will be a complex, time-consuming and expensive process and may disrupt Knowles’ existing operations if it is not completed in a timely and efficient manner. If Knowles’ management is unable to minimize the potential disruption to its business during the integration process, Knowles may not realize the anticipated benefits of the Transaction. Realizing the benefits of the Transaction will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on Knowles’ core businesses. Knowles may encounter substantial difficulties, costs and delays in integrating us including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•	conflicts between business cultures;

•	difficulties and delays in the integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;

•	the diversion of management’s attention from normal daily operations of the business;

•	the incurrence of contingent liabilities;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	difficulties caused by entering geographic and business markets in which Knowles has no or only limited experience;

•	loss of key employees and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures; and

•	failure to achieve anticipated levels of revenue, profitability or productivity.

Knowles’ operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and changes related to the Transaction. To the extent that the expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, Knowles’ business, operating results and financial condition may be adversely affected. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of Knowles common stock.

The announcement and pendency of the Transaction could cause disruptions in our business or the business of Knowles, which could have an adverse effect on the respective businesses and financial results, and consequently on the combined company.

We and Knowles have operated and, until the consummation of the Transaction, will continue to operate, independently. Uncertainty about the effect of the Offer and the Transaction on customers and employees may have an adverse effect on Knowles or us and consequently on the combined company. In response to the announcement of the Offer, existing or prospective customers or suppliers of Knowles or us may:

•	delay, defer or cease purchasing products or services from or providing products or services to Knowles, us or the combined company;

•	delay or defer other decisions concerning Knowles, us or the combined company; or

•	otherwise seek to change the terms on which they do business with Knowles, us or the combined company.

Any such delays or changes to terms could seriously harm the business of each company or, if the Transaction is completed, the combined company.

In addition, as a result of the Transaction, current and prospective employees could experience uncertainty about their future with Knowles, us or the combined company. These uncertainties may impair the ability of each company to retain, recruit or motivate key personnel.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Transaction that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units and for executive officers, change of control and severance agreements.

The following risk factors assume that we remain a stand-alone company except as otherwise noted.

Risks related to our business and industry

We depend on Samsung for the majority of our revenue and the loss of, or a significant reduction in orders from, Samsung would adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

For the three months ended March 31, 2015 and 2014, Samsung accounted for 85% and 74% of our total revenue, respectively, and we anticipate that Samsung will continue to represent a majority of our revenue at least through the end of 2015. Samsung may purchase fewer of our voice and audio processors than it did in the past, alter its purchasing patterns, modify the terms on which it purchases our products, or decide not to purchase our products at all. For example, we announced in April 2015, that there have been material declines in forecasted demand from our largest customer relative to management’s expectations for the quarter ended June 30, 2015. In addition, our revenue is dependent upon consumer acceptance of and demand for Samsung’s high-end smart phones, in which our products are incorporated. Samsung announced in October 2014 that its third quarter earnings decreased substantially as a result of declining phone sales due to increased smart phone competition and later announced in January 2015 that it expected demand for its smart phones to be weak in the first quarter of 2015 as a result of seasonality. If Samsung continues to experience declining sales of its smart phones which include our processors, our business, financial condition, operating results and cash flows would be significantly harmed. We generally operate under purchase orders from Samsung and do not have a master supply agreement with this OEM. We renegotiate prices with Samsung periodically and our revenue and gross margins may fluctuate as a result. Samsung is not obligated to continue to purchase processors from us. Samsung may seek second sources or decide to replace our processors with other hardware, software or lower cost solutions. If we fail to achieve design wins for global platforms at Samsung, our future revenue and profitability may be harmed.

We depend on a small number of OEMs for a substantial majority of our revenue and the loss of, or a significant reduction in orders from, one or more of our OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows.

We derive a substantial majority of our revenue from sales to a small number of OEMs. For the three months ended March 31, 2015, Samsung accounted for 85% of our total revenues. We expect this concentration in a small number of OEMs to continue during the remainder of 2015. We may be unable to secure future design wins from these OEMs as they develop and introduce new products and, even if we do, existing OEM product sales may decline and new mobile devices introduced by our current OEMs may not achieve widespread market acceptance or be produced in large number. We cannot assure you that we will be able to sustain our revenue from our existing OEMs. For example, we announced in April 2015, that there have been material declines in forecasted demand from our largest customer relative to management’s expectations for the quarter ended June 30, 2015. In addition, we expect our licensing revenue on royalty payments from Apple to substantially decline as this OEM phases out older generations of mobile phones in which our processor IP had been included.

Our OEMs typically buy our products on a purchase order basis and do not enter into long-term contracts or minimum purchase commitments that would obligate them to continue to buy additional products from us in the future. For example, we announced in August 2013, July 2014 and October 2014 that weakness in demand for certain high-end smart phones was anticipated to cause a decline in the volume of products purchased from us by our largest OEM and as a result, we had excess inventory for which we recorded reserves.

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

Decreased purchases by large OEM customers, whether for current or future mobile device models in which our products were included or otherwise, changes in their purchasing patterns, modification of terms or a disruption or termination of our relationships with these OEMs could adversely affect our revenue and significantly harm our business, financial condition, operating results and cash flows. For example, due to weakness in demand for certain high-end smart phones we experienced a significant decline in the year ended December 31, 2014 and we do not expect to see a recovery in such high-end smart phones during the first half of 2015. Decreased purchases by large OEM customers could also cause significant fluctuations in our results of operations because we have significant fixed expenses in the short term and may not be able to reduce expenses in a timely manner to offset such a short-fall. In addition, our sales and development cycle to obtain new design wins and new OEMs is long.

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

Since our formation, we incurred a net loss in every year prior to 2010 and in 2014. Although we had net income for the years ended December 31, 2010 through 2013, we experienced a net loss in the three months ended September 30, 2013 and each quarter thereafter. We expect to incur net losses in the three months ending June 30, 2015. As of March 31, 2015, our accumulated deficit was $115.6 million.

We anticipate continuing to spend significantly to develop new processors and software solutions and expand our business, including expenditures for additional personnel in sales, marketing and research and development. As a public company, we will also continue to incur significant legal, accounting and other expenses as a result of regulatory requirements. We may encounter unforeseen difficulties, complications and delays and other unknown factors that require additional expenditures. Due to these increased expenditures, we will have to generate and sustain higher revenue in order to achieve profitability. Our rate of revenue growth may not be sustainable and we may not generate revenue in excess of our anticipated additional expenditures to achieve profitability.

Our expense levels are based in part on our expectations as to future sales and a significant percentage of our expenses are fixed in the short term. If sales are below expectations, our operating expenses would be disproportionately high relative to revenue, which would adversely impact our profitability. Although we were profitable in 2010 through 2013, we were not profitable in 2014. We do not expect to be profitable in the three months ended June 30, 2015 and we may not be able to return to profitability in the near term. Failure to return to profitability may require us to raise additional capital, which may not be available on terms acceptable to us, or at all.

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

Our products are designed to address the sound quality challenges faced by users with their mobile devices. OEMs and MNOs may decide that the costs of additional improvements to sound quality outweigh the benefits, which could limit demand for our solutions. Users may also be satisfied with existing sound quality or blame poor quality on their MNOs’ networks. The market for our products is evolving rapidly and is technologically challenging, and our future financial performance will depend in large part on growth of this market and our ability to adapt to user, OEM and MNO demands. Our current products are primarily focused on improving the sound quality of mobile devices. Consequently, we are vulnerable to fluctuations in or the absence of demand for products that improve sound quality. A number of factors could adversely affect the growth in the market or the demand for our products, including the following:

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

In recent periods, we have significantly expanded the size and scope of our business. Our future growth prospects depend in large part on our ability to secure design wins and orders from a broader OEM base, our ability to establish and expand our relationships with key suppliers to expand our product manufacturing, assembly, packaging, test and delivery capacity and our ability to manage our growing business effectively. In addition, we acquired Sensor Platforms, which added motion sensing software to our technology offering. We have also expanded our international operations and as of December 31, 2014 had offices outside of the United States in China, India, Singapore, South Korea and Taiwan. Continued growth in our business will place significant demands on our managerial, administrative, operational, financial and other resources. Successful management of any future growth will require substantial management attention with respect to, among other things:

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

We acquired Sensor Platforms, and in the future, we may acquire other businesses, products or technologies. Our ability to make and successfully integrate acquisitions is unproven and we may not realize the anticipated benefits of our recent acquisition or any other future acquisition. Any acquisition, including our acquisition of Sensor Platforms, has numerous risks. Such acquisitions may not strengthen our competitive position or achieve the financial and strategic goals for the acquired and combined businesses in a timely manner, or at all, and these acquisitions may be viewed negatively by OEMs, financial markets or investors. In addition, any acquisitions we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses. We may also experience difficulty in retaining and motivating key personnel, as well as key customers, vendors and other business partners from these businesses. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities and employees from other opportunities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. Acquisitions may also reduce our cash available for operations and other uses and could result in an increase in amortization expense related to intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business. Acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, results of operations and cash flows.

We may be required to recognize a significant charge to earnings if our intangible assets become impaired.

We evaluate our intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable from their future cash flows. If the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, the assets will be written down to their estimated fair value. Factors that would suggest a possible impairment include, but are not limited to a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of our intangible assets, a significant adverse change in legal factors or in the business climate, including an adverse action or assessment by a regulator and a significant decrease in our stock price. We may be required to record a significant charge in our financial statements during the period in which any impairment of intangible assets is determined, which would adversely impact our results of operations. For example, during the three months ended December 31, 2014, we recorded a $10.6 million impairment charge related to intangible assets which was the result of a significant drop in the trading prices of our common stock in the public market.

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

Our success depends in part on obtaining, maintaining and enforcing our patent and other proprietary rights. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. We do not know whether any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. As of March 31, 2015, we held 73 issued U.S. patents expiring between July 2019 and March 2034 and also had 122 U.S. patent applications pending. As of March 31, 2015, we also had 42 pending foreign patent applications and 14 foreign patents issued. Each foreign patent and foreign patent application is related to a U.S. patent or a pending U.S. patent application. Our patents may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages and, as a result, our competitors may be able to copy or develop technologies similar or superior to ours. In some countries where our processors are sold or may be sold, we do not have foreign patents or pending applications corresponding to some of our U.S. patents and patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

The trading prices of our common stock have been highly volatile and could be highly volatile in the future due to a number of factors. For example, since our IPO through March 31, 2015, the closing sale prices of our common stock ranged from a low of $3.32 to a high of $22.36. Factors that could affect the trading price of our common stock, some of which are outside of our control, include the following:

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

On September 13, 2012, a purported shareholder filed a class action complaint in the Superior Court of the State of California for Santa Clara County against us, the members of our board of directors, two of our executive officers and the underwriters of our IPO. On April 3, 2013, the outside members of the board of directors and the underwriters were dismissed without prejudice. An amended complaint was filed on February 25, 2013, which purports to be brought on behalf of a class of purchasers of our common stock issued in or traceable to the IPO. The amended complaint added additional shareholder plaintiffs and contains claims under Sections 11 and 15 of the Securities Act. The amended complaint seeks, among other things, compensatory damages, rescission and attorney’s fees and costs. On March 1, 2013, we and the other defendants responded to the amended complaint by filing a demurrer moving to dismiss the amended complaint on the ground that the court lacks subject matter jurisdiction. The court overruled that demurrer. On March 27, 2013, we and the other defendants filed a demurrer moving to dismiss the amended complaint on other grounds. The court denied the demurrer on September 4, 2013. On January 16, 2015, the court granted plaintiffs’ motion to certify a class. A trial has been scheduled for September 21, 2015. On May 1, 2015, the parties submitted a stipulation to reschedule the trial date to March 14, 2016. The court has not yet approved the stipulation. We believe that the allegations in the complaint are without merit and intend to vigorously contest the action. However, there can be no assurance that we will be successful in our defense and we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

As of March 31, 2015, our directors, executive officers, principal stockholders and their affiliates beneficially owned, in the aggregate, approximately 38.4% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or our assets. In addition, these stockholders, if acting together, have the ability to exercise significant influence over the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and might harm the market price of our common stock by:

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	Exhibits

Exhibit number		Incorporated by reference from form	Incorporated by reference from exhibit number
	Description			Date filed

2.1	Agreement and Plan of Merger, dated as of April 29, 2015, by and among Knowles Corporation, Orange Subsidiary, Inc. and Audience, Inc.	8-K	2.1	4/30/2015

10.24#	Offer letter to Jim Steele, dated June 16, 2014, as amended March 15, 2015.

10.25	Form of Tender and Support Agreement, dated as of April 29, 2015, between Knowles Corporation and Audience directors and certain members of Audience’s senior management and certain affiliates of Tallwood Venture Capital.	8-K	10.1	4/30/2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE, INC.

Date: May 11, 2015	By:	/s/ PETER B. SANTOS
Peter B. Santos
President, Chief Executive Officer and Director

Date: May 11, 2015	By:	/s/ KEVIN S. PALATNIK
Kevin S. Palatnik
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit index

Exhibit number		Incorporated by reference from form	Incorporated by reference from exhibit number
	Description			Date filed

2.1	Agreement and Plan of Merger, dated as of April 29, 2015, by and among Knowles Corporation, Orange Subsidiary, Inc. and Audience, Inc.	8-K	2.1	4/30/2015

10.24#	Offer letter to Jim Steele, dated June 16, 2014, as amended March 15, 2015.

10.25	Form of Tender and Support Agreement, dated as of April 29, 2015, between Knowles Corporation and Audience directors and certain members of Audience’s senior management and certain affiliates of Tallwood Venture Capital.	8-K	10.1	4/30/2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.